Form 10QSB
period 2006-02-28
BLACK HAWK EXPLORATION
filed 2006-04-12
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2006_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-131048_________________________

Black Hawk Exploration Inc.
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8391 Beverly Blvd.#305, Los Angeles 90048
(Address of principal executive offices)
(323) 275-8475
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,547,000 common shares issued and outstanding as at April 12, 2006

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
February 28, 2006
(unaudited)

ASSETS
Current assets
Cash	$ 41,755
Total assets	$ 41,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 442
Total liabilities	442
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,547,000 shares issued and outstanding	5,547
Additional paid-in-capital	48,753
Subscription receivable	(2,000)
Deficit accumulated during the development stage	(10,987)
Total Stockholders' Equity	41,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,755

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2006 and
Period from April 14, 2005 (Inception) through February 28, 2006
(unaudited)

	Three Month ending February 28, 2006	Six Month ending February 28, 2006	Inception through February 28, 2006
Cost and expenses:
Mineral exploration	$ -	$ -	$ 2,000
General and administrative	7,478	8,903	8,999
Net loss from operations	(7,478)	(8,903)	(10,999)
Other income:
Interest revenue	6	11	12
Net loss	$ (7,472)	$ (8,892)	$ (10,987)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	5,547,000	5,547,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
Six Months Ended February 28, 2006 and
Period from April 14, 2005 (Inception) through February 28, 2006
(unaudited)

	Six Months Ended February 28, 2006	Inception through February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,892)	$ (10,987)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	442	442
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,450)	(10,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	52,300
CASH FLOWS FROM FINANCING ACTIVITIES	-	52,300
NET INCREASE (DECREASE) IN CASH	(8,450)	41,755
Cash, beginning of period	50,205	-
Cash, end of period	$ 41,755	$ 41,755
SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued for subscription receivable	$ -	$ 2,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration ("Black Hawk") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the Form SB-2, have been omitted.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Black Hawk" mean Black Hawk Exploration Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.Our administrative office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90058 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (323) 275-8475. Our fiscal year end is August 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our mineral claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mineral claims is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On July 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. The Samotua Property and the Bandit claim shall hereinafter be referred to as our 'mineral claims' or our 'property'.

Our plan of operation is to determine whether the mineral claims contain reserves of gold, silver and/or copper that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Even if we complete our proposed exploration programs on the property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Samotua Mineral Property Purchase Agreement

In April 2005, Mr. Garrett Ainsworth, our President, entered into an agreement with Mr. Peter Burjoski of Atlin, British Columbia, whereby he acquired a total of 3 mineral claims located approximately 73 kilometers from Telegraph Creek, British Columbia. Mr. Ainsworth acquired this property on our behalf for the sum of $2,000 for a 100% undivided right, title and interest in and to these claims. On July 21, 2005, we reimbursed Mr. Ainsworth for the Samotua Property.

Title to the Samotua Property and the Bandit claim

The Samotua Property consists of 3 mineral claims totaling 493 hectares. The Bandit claim consists of one 410 hectare mineral claim.  A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Samotua property are registered 100% in the name of our President, Garrett Ainsworth. The claims have been transferred to us by Mr. Ainsworth. The Bandit claim is registered 100% in the name of Garrett Ainsworth also. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

If Garrett Ainsworth, as trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Samotua property or the Bandit claim or to seize the claims after obtaining judgment.

Location and Access

(1) The mineral claims are located approximately 15 kilometers south of the Golden Bear Mine and 73 kilometers northwest of the town of Telegraph Creek, British Columbia. The mineral claims are within the Atlin Mining Division.

Access to the mineral claims is gained by helicopter. A helicopter is based in Telegraph Creek during the summer months and at Dease Lake, British Columbia year round. The Golden Bear Mine road passes approximately 15 kilometers northeast of the claims. No infrastructure is located on the property. The mineral claims lie on the east side of the Coast Mountains in rugged alpine terrain with elevation ranging between 1500 and 2140 meters.

The mineral claims are located at latitude 58 o 04' north and longitude 132o 20' west.

Previous Work

The Samotua property and Bandit claim have both seen various amounts of work in the past. Chevron Minerals Limited has completed several phases of geochemical soil and rock sampling, trenching and detailed geological mapping on the Bandit claim. Geochemical sampling consists of the gathering of samples from property areas with the most potential to host economically significant mineralization based on past exploration results.  All samples gathered are normally sent to a laboratory where they are crushed and analyzed for metal content.

Geological mapping involves dividing a portion of the property being explored into small sections. Results are then recorded, or mapped, depending on that area of the grid from which samples are taken. Trenching identifies the continuity and extent of mineralization, if any, below the surface.

Our exploration program is designed to economically explore and evaluate the properties.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2007.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officer who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2007.

Competition

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available gold markets exist in Canada and around the world for the sale of gold.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

- Locating claims

- Posting claims

- Working claims

- Reporting work performed

The Mineral Tenure Act (British Columbia) and Regulation also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 in each of the first three years and $200 in the eighth and subsequent years.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

- Prospecting using hand-held tools

- Geological and geochemical surveying

- Airborne geophysical surveying

- Hand-trenching without the use of explosives

- The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

- Drilling, trenching and excavating using machinery

- Disturbance of the ground by mechanical means

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.

We currently do not have any pending applications for government approval of our exploration program. We only require one permit for exploration and we have not yet applied for it since it is not required until later stages of exploration (i.e. drilling). We estimate that this exploration permit can be obtained within 2 weeks.

Environmental Law

The Code deals with environmental matters relating to the exploration and development of mining properties. The goal of this Act is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental standpoint.

We are in compliance with the Mineral Tenure Act (British Columbia) and the Code will continue to comply with these regulations in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

There is no requirement to reclaim the mineral claims after we have completed our exploration program. However, a claim must be maintained by performing an annual work requirement or by payment of cash in lieu of work. The minimum amount of exploration and development work on the claim must be $100 per claim in each of the first three years and $200 in the eighth and subsequent years. Provided we meet the minimum annual work requirements or pay cash in lieu of work we will maintain the claims in good standing.

Three Months Ended February 28, 2006

During the three months ended February 28, 2006, operating expenses totaled $7,478, and we experienced a net loss of $7,472 against no revenues. From inception to February 28, 2006, our operating expenses total $10,999 and we experienced a net loss of $10,987 against no revenues.

Six Months Ended February 28, 2006

During the six months ended February 28, 2006, operating expenses totaled $8,903, and we experienced a net loss of $8,892 against no revenues.

Financial Condition, Liquidity and Capital Resources

At February 28, 2006, there was a working capital of $41,313.

At February 28, 2006, our total assets were $41,755, which consisted only of cash.

At February 28, 2006, our total current liabilities were $442.

At February 28, 2006, we had cash on hand of $41,755.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 28, 2006 was $41,755.

For the six months ended February 28, 2006, net cash used in operating activities was $8,450, which consisted of general and administrative expenses.

Net cash provided by financing activity was $52,300 from inception to February 28, 2006. During the period ended August 31, 2005 we successfully raised $52,300 through the sale of 2,547,000 common shares as follows:

  In June 2005 we issued an aggregate of 3,360,000 common shares at a price per share of $0.01 to 21 individuals for cash consideration of $33,600.
  In July 2005 we issued an aggregate of 187,000 common shares at a price per share of $0.10 to 22 individuals for cash consideration of $18,700.

In addition, in April 2005, at the inception of the company the President of the Company was issued 2,000,000 shares of common stock for par value of $0.001 or $2,000 for which payment has not yet been received. This amount is classified as a subscription receivable.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible.

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2007 we plan to expend a total of approximately $130,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia.

We estimate that we will require working capital of approximately $135,000 over the twelve months ending February 28, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $41,755. This will allow us to complete Phase 1 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than July 15, 2006, to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending February 28, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$8,000
Geochemical Testing	$12,000
Trenching	$10,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical work	$10,000
Drilling	$70,000
Working Capital	$5,000
Total	$135,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2007.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through February 28, 2006 have incurred losses of $10,987 from our inception.

For the period ended August, 2005 we successfully raised $54,300 through the sale of 5,547,000 common shares.

However, there are no assurances that we will be able to either (1) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through future private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from our recently completed offering, operations and any future private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our independent auditor's report on our audited financial statements, in our Form SB-2 registration statement filed October 29, 2005 for the fiscal year ended August 31, 2005, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

1. We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended August 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

2. It is unlikely that we will ever find any reserves on our mineral claims. If we do not find any reserves on our mineral claims we will likely go out of business and you may lose your entire investment.

A mineral reserve is that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. It is unlikely that we will ever find any reserves on our mineral claims. If we do not find any reserves on our mineral claims we will likely go out of business and you may lose your entire investment.

3. If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of February 28, 2006, we had cash in the amount of $41,755. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the property.  We do not currently have sufficient funds to conduct initial exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

4. Because we have not commenced business operations, we face a high risk of business failure.

Although we are preparing to commence exploration on the property in the spring of 2006, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

5. We lack an operating history and we expect to have losses in the future.

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

  Our ability to locate a profitable mineral property;
  Our ability to generate revenues; and
  Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

6. We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable. Even if we are successful in discovering gold or other mineralized material we may not be able to realize a profit from its sale. If we cannot make a profit, we may have to cease operations.

We have no known ore reserves. We have not identified any gold on the mineral claims and we cannot guarantee that we will ever find any gold. The report we reviewed in selecting the mineral claims for exploration are old and may be out of date. Even if we find that there is gold on our mineral claims, we cannot guarantee that we will be able to recover the gold. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

The price of an ounce of gold is approximately $560. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

7. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

8. Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our mineral claims may contain mineralized material. If we do not find mineralized material, we will cease operations.

9. If we become subject to onerous government regulation or other legal uncertainties, our business will be negatively affected.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

10. Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

11. As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

12. We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

13. Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

14. Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

15. Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(10) Material Contracts

10.1 Mineral Property Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Garrett Ainsworth

(32) Section 906 Certification

32.1 Certification of Garrett Ainsworth

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HAWK EXPLORATION INC.

By: /s/ Garrett Ainsworth
Garrett Ainsworth, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 12, 2006