Form 10QSB
period 2006-05-31
BLACK HAWK EXPLORATION
filed 2006-07-14
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-131048

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

5,547,000 common shares issued and outstanding as at: July 14, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
May 31, 2006
(unaudited)

ASSETS
Current assets
Cash	$ 36,461
Prepaid expenses	500
Total assets	$ 36,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,450
Total liabilities	$ 1,450
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,547,000 shares issued and outstanding	5,547
Additional paid-in-capital	48,753
Deficit accumulated during the development stage	(18,789)
Total Stockholders' Equity	35,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 36,961

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2006 and
Periods from April 14, 2005 (Inception) through May 31, 2005 and 2006
(unaudited)

	Three Month ending May 31, 2006	Nine Month ending May 31, 2006	Inception through May 31, 2005	Inception through May 31, 2006
Cost and expenses:
Mineral exploration	$ -	$ -	$ -	$ 2,000
General and administrative	7,805	16,708	-	16,804
Net loss from operations	(7,805)	(16,708)	-	(18,804)
Other income:
Interest revenue	3	14	-	15
Net loss	$ (7,802)	$ (16,694)	$ -	$ (18,789)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	5,547,000	5,547,000	2,000,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
Nine Months Ended May 31, 2006 and
Periods from April 14, 2005 (Inception) through May 31, 2005 and 2006
(unaudited)

	Nine Months Ended May 31, 2006	Inception through May 31, 2005	Inception through May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,694)	$ -	$ (18,789)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Prepaid expenses	(500)	-	(500)
Accounts payable and accrued liabilities	1,450	-	1,450
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,744)	-	(17,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	2,000	-	54,300
CASH FLOWS FROM FINANCING ACTIVITIES	2,000	-	54,300
NET INCREASE (DECREASE) IN CASH	(13,744)	-	36,461
Cash, beginning of period	50,205	-	-
Cash, end of period	$ 36,461	$ -	$ 36,461
SUPPLEMENTAL CASH FLOW INFORMATION
Common stock issued for subscription receivable	$ -	$ -	$ -

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On July 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 our President, Garrett Ainsworth staked approximately 400 hectares of property contiguous with the Bandit claim.

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

Title to the Samotua Property and the Bandit claim

The Samotua Property consists of 3 mineral claims totaling 493 hectares. The Bandit claim consists of one 410 hectare mineral claim and another 400 hectare mineral claim.  A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Samotua property are registered 100% in the name of our President, Garrett Ainsworth. The claims have been transferred to us by Mr. Ainsworth. The Bandit claim is registered 100% in the name of Garrett Ainsworth also. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

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

The mineral claims are located at latitude 58o 04' north and longitude 132 o 20' west.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2007.

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

  Locating claims
  Posting claims
  Working claims
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

  Prospecting using hand-held tools
  Geological and geochemical surveying
  Airborne geophysical surveying
  Hand-trenching without the use of explosives
  The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

  Drilling, trenching and excavating using machinery
  Disturbance of the ground by mechanical means

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

  Health and Safety
  Archaeological Sites
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

Three Months Ended May 31, 2006

During the three months ended May 31, 2006, operating expenses totaled $7,805, and we experienced a net loss of $7,802 against no revenues. From inception to May 31, 2006, our operating expenses total $18,804 and we experienced a net loss of $18,789 against no revenues.

Nine Months Ended May 31, 2006

During the nine months ended May 31, 2006, operating expenses totaled $16,708, and we experienced a net loss of $16,694 against no revenues.

Financial Condition, Liquidity and Capital Resources

At May 31, 2006, there was a working capital of $35,511.

At May 31, 2006, our total assets were $36,961, which consisted mainly of cash.

At May 31, 2006, our total current liabilities were $1,450.

At May 31, 2006, we had cash on hand of $36,461.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2006 was $36,461.

For the nine months ended May 31, 2006, net cash used in operating activities was $15,744, which consisted of general and administrative expenses.

Net cash provided by financing activity was $54,300 from inception to May 31, 2006. During the period ended August 31, 2005 we successfully raised $52,300 through the sale of 2,547,000 common shares as follows:

  -In June 2005 we issued an aggregate of 3,360,000 common shares at a price per share of $0.01 to 21 individuals for cash consideration of $33,600.
  -In July 2005 we issued an aggregate of 187,000 common shares at a price per share of $0.10 to 22 individuals for cash consideration of $18,700.
  In addition, in April 2005, at the inception of the company the President of the Company was issued 2,000,000 shares of common stock for par value of $0.001 or $2,000 for which payment was received in March 2006.

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

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2007 we plan to expend a total of approximately $130,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia.

We estimate that we will require working capital of approximately $135,000 over the twelve months ending May 31, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $36,461. This will allow us to complete Phase 1 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than September 15, 2006, to allow us to complete our proposed exploration program on schedule. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending May 31, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2007.

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

We have historically incurred losses, and through May 31, 2006 have incurred losses of $18,789 from our inception.

For the period ended August, 2005 we successfully raised $52,300 through the sale of 5,547,000 common shares. In March 2006, a subscription receivable of $2,000 was paid by director Garrett Ainsworth.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of May 31, 2006, we had cash in the amount of $36,461. We currently do not have any operations and we have no income.

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

The price of an ounce of gold is approximately $630. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

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

Date: July 14, 2006