Form 10QSB/A
period 2006-05-31
BLACK HAWK EXPLORATION
filed 2006-10-17
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED
FORM 10-QSB/A

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

5,547,000 common shares issued and outstanding as at July 14, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
May 31, 2006
(unaudited)

ASSETS
Current assets
Cash	$ 36,461
Prepaid expenses	500
Total assets	$ 36,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,450
Total liabilities	1,450
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,547,000 shares issued and outstanding	5,547
Additional paid-in-capital	48,753
Deficit accumulated during the development stage	(18,789)
Total Stockholders' Equity	35,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 36,961

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

The mineral claims are located at latitude 58o 04' north and longitude 132o 20' west.

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

Date: October 17, 2006