Form 10KSB
period 2006-08-31
BLACK HAWK EXPLORATION
filed 2006-12-21
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  333-119546

BLACK HAWK EXPLORATION INC..
(Name of small business issuer in its charter)
Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8391 Beverly Blvd., Suite 305 Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (323) 275-8475

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $574,700.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

5,747,000 common shares issued and outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X] No [ ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Black Hawk" mean Black Hawk Exploration Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 14, 2005. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128 and our business office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90058.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On August 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 our President, Garrett Ainsworth staked another approximately 400 hectares of property contiguous with the Bandit claim.

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

We hold title to the mineral claims. The mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We began exploration on our property in August 2006. We arranged for soil sampling of the property. We will arrange for additional work upon availability of qualified geologists. Geologists in British Columbia are currently experiencing unprecedented demand.

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

We have obtained various geological reports on the mineral claims. One report by Dr. E.A. Schiller and C.E. Fipke, both professional geologists, prepared for Chevron Exploration and Dia Met Minerals Ltd summarized information compiled from four assessment reports completed by Chevron Minerals' geologists. The geological report summarizes the results of exploration in the area of the property and makes a recommendation for further exploration work.

In the report, Messrs. Fipke and Schiller conclude that the results of exploration work clearly indicate a highly prospective gold target has been delineated on the claims. The authors note that the combination of several factors warrant an aggressive exploration program. The existence of rocks, similar to those known to host mineralization elsewhere in the area, also makes the property a target for additional exploration work.

Messrs. Fipke and Schiller in their report make specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of gold, They believe certain areas of the claim should be examined in more detail, using air photos by an experienced structural geologist. They also recommend that the previous geological mapping should be plotted on topographic maps. In addition, Messrs. Fipke and Schiller believe drill targets in certain specific areas should be established by heavy mineral sampling. Magnetic geophysical methods should also be used to locate possible mineralization.

We intend to formulate an exploration program based on the various reports we have reviewed.

Our exploration program is designed to economically explore and evaluate the properties.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2007.

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

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended August 31, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of August 31, 2006, we had cash in the amount of $36,115. We currently have minimal operations and we have no income.  In October 2006 we raised an additional $20,000 through a private placement of our common stock.

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

Because we have commenced limited business operations, we face a high risk of business failure.

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

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our British Columbia mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee that we will ever find any gold. We did not rely upon any expert advice in selecting the property for the exploration. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

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

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

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

Item 2. Description of Property.

Our administrative mailing office is located at 8391 Beverly Blvd. #305, Los Angeles, California and our telephone number is (323) 275-8475.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On August 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 we acquired an additional 400 hectares contigous to the Bandit claim when our President staked such claims on our behalf. The Samotua Property and the Bandit claim shall hereinafter be referred to as our 'mineral claims' or our 'property'.

Samotua Mineral Property Purchase Agreement

In April 2005, Mr. Garrett Ainsworth, our President, entered into an agreement with Mr. Peter Burjoski of Atlin, British Columbia, whereby he acquired a total of 3 mineral claims located approximately 73 kilometers from Telegraph Creek, British Columbia. Mr. Ainsworth acquired this property on our behalf for the sum of $2,000 for a 100% undivided right, title and interest in and to these claims. On August 21, 2005, we reimbursed Mr. Ainsworth for the Samotua Property.

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

The claims are all recorded in Mr. Ainsworth's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office. Our title to the property is superior to all other unrecorded deeds. Should Mr. Rolin transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Rolin will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation to hold the property because foreign corporations are not permitted to hold mineral claims in British Columbia. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our mineral claims, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Minerals are reserved from Crown land dispositions under the Mineral Tenure Act (British Columbia). The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. Our claims are mineral claims issued pursuant to the Mineral Tenure Act (British Columbia). We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The legal significance of these different ownership interests is simply that the Crown maintains fee simple ownership of the surface rights on the properties and we have obtained the right to all of the underlying minerals. Under provisions of the Mineral Tenure Act (British Columbia) a claim grants the holder the rights to use the surface for exploration and mining purposes. A disposition of surface rights by the Crown cannot diminish the rights of the mineral titleholder.

To date we have performed limited exploration work on our properties. We began exploration on our property in August 2006. We were forced to delay the commencement of this initial exploration due to the shortage of available qualified geologists and prospectors. We arranged for soil sampling of the property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We may consider seeking the assistance of a major mining company if we find mineralized materials on the property. We do not intend to try to develop any reserves we find, if any, ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

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

Physiography and Geology

The mineral claims are located approximately 15 kilometers south of the Golden Bear Mine and 73 kilometers northwest of the town of Telegraph Creek, British Columbia.

We have obtained various geological reports on the mineral claims. One report by Dr. E.A. Schiller and C.E. Fipke, both professional geologists, prepared for Chevron Exploration and Dia Met Minerals Ltd summarized information compiled from four assessment reports completed by Chevron Minerals' geologists. The geological report summarizes the results of exploration in the area of the property and makes a recommendation for further exploration work.

In the report, Messrs. Fipke and Schiller conclude that the results of exploration work clearly indicate a highly prospective gold target has been delineated on the claims. The authors note that the combination of several factors warrant an aggressive exploration program. The existence of rocks, similar to those known to host mineralization elsewhere in the area, also makes the property a target for additional exploration work.

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

The claims are underlain by a pre-Upper Triassic phyllite package consisting of siliceous silstones to phyllitic greenstones.

The source of the above description of the rock formation and mineralization of the mineral claims was the Government of BC Ministry of Energy and Mines website at http://www.gov.bc.ca/em. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

Our Proposed Exploration Program

Messrs. Fipke and Schiller in their report make specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of gold, They believe certain areas of the claim should be examined in more detail, using air photos by an experienced structural geologist. They also recommend that the previous geological mapping should be plotted on topographic maps. In addition, Messrs. Fipke and Schiller believe drill targets in certain specific areas should be established by heavy mineral sampling. Magnetic geophysical methods should also be used to locate possible mineralization.

We intend to formulate an exploration program based on the various reports we have reviewed. We anticipate the program to be as follows:

We intend to implement an exploration program and intend to proceed in the following two phases all of which it is intended will be performed or supervised by a geologist with significant exploration experience, and by independent contractors hired by us.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have completed this phase of the exploration process on the properties. This activity took approximately one month.

Our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. With commenced this activity in August 2006. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

We may also conduct limited geochemical testing during Phase 1. We will likely commence this in early spring 2007. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold will be made. We will then compare the relative concentrations of gold in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $8,000 to $12,000. We will commence this activity immediately after completion of our research and anticipate that the geochemical testing will take up to six weeks. We anticipate spending up to $10,000 on initial trenching in this Phase. The trenching during this Phase will after the geochemical testing and will be completed in approximately two to four weeks. The trenching in Phase 1 will likely involve hand trenching or very limited use of machinery for excavation work. The trenching during Phase 1 will also likely focus on work on existing trenches, if any are found. During Phase 2 trenching will involve more extensive use of machinery and the use of explosives to assist in excavation.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. We will analyze trench samples at a lab in Kelowna, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aids in determining whether or not the claims have current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $30,000. The anticipated date of completion for Phase 1 assumes adequate capital to complete the various stages of Phase 1.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

  More extensive trenching
  More advanced geophysical work including ground magnetic and electrical geophysical work
  Diamond Drilling

Trenching identifies the continuity and extent of mineralization, if any, below the surface. We will rely primarily on more extensive trenching and diamond drilling during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $20,000. We will commence more extensive trenching approximately two to four weeks after completion of Phase 1 after we have had time to review the results from Phase 1 and data from more extensive geophysical work in Phase 2. This stage will take approximately four to six weeks to complete.

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The extent of this drilling program will be determined by the occurrences of gold, if any, revealed by Phase 1. If gold occurrences are revealed during Phase 1 diamond drilling will be done to test for potential extensions.

Definition drilling is done with compressed air drills. Holes will be strategically drilled on the claims in reliance on the information generated during Phase 1. When drilling the accumulation of drilling mud may occur. We may use a small sump in order to collect the drilling mud.

Diamond drilling will occur after trenching and advanced geophysical work and will continue for up to two months.

We will also rely on ground magnetic and electrical geophysical work. Ground magnetic and electrical methods are used to determine the location of near-surface faults and to characterize the materials in and near fault zones. The types of properties considered would include grain size, sediment type and fault zone alteration.

Magnetic and electrical geophysics will be used to map shallow subsurface expressions of faulting. Subsurface electrical conductivity measurements will be used to locate zones of increased mineralization.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $10,000 and anticipate commencing immediately after Phase 1 and completing in approximately 4 weeks. The approximate cost of drilling is estimated to be $50,000 to $70,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants continued exploration.

Phase 2 will take up to 4 months and cost up to $100,000.

We intend to interest other companies in the property if we find mineralized materials.

The two phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties.

Following completion of Phases 1 and 2, our board of directors will make the assessment whether to continue exploration based on an analysis of results of our initial exploration efforts and based on advice from our contracted geologist. Criteria we will consider in making this assessment include the nature and density of the underlying rock. If the rock encountered is tombstone or granite we are more likely to proceed with more extensive drift driving as the cost of construction is lower than if the rock is unstable and/or fractured.

The primary factor we will take into account in deciding whether to proceed with extensive drift driving will be the grade and consistency of the ore encountered. That is to say, our estimate of the amount of gold per ton in the underlying rock will determine the extent of our underground work.

Geophysical surveys will require line cutting. Line cutting involves removing bush from the property in order to produce straight clearings.  This provides grid boundaries for geophysical and other surveys.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

We do not have any agreement with Messrs. Fipke and Schiller to provide geological services for planned exploration work on the mineral claims.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

As of November 30, 2006 there were 50 shareholders and 5,747,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On October 20, 2006 we sold 200,000 shares to one investor at a price of $0.10 for proceeds of $20,000.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $130,000 in respect of our mineral properties. We currently have enough to complete Phase 1 of our exploration program.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical Testing	$10,000
Drilllng	$70,000

Working Capital	$5,000
Total	$135,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At August 31, 2006, we had a working capital of $34,695.

At August 31, 2006, our total assets of $36,115 which consists of only cash. This compares with our assets at August 31, 2005 of $50,205 which consisted of cash.

At August 31, 2006, our total liabilities were $1,420, compared to our liabilities of $0 as at August 31, 2005.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $100,000 to complete Phase 2 of our proposed exploration program. We raised an additional $20,000 in October 20, 2006 in an unregistered sale of shares to one investor.

Results of Operations.

We posted losses of $17,510 for the year ending August 31, 2006, losses of $2,095 for the year ended August 31, 2005, and losses of $19,605 since inception to August 31, 2006. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending August 31, 2006 were $17,521 compared to the year ending August 31, 2005 that were $2,096.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2007.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended August 31, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

Black Hawk does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Black Hawk's results of operations, financial position or cash flow.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through August 31, 2006 have incurred losses of $19,605 from our inception. During this period, we have successfully raised $56,025 from our SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement. We are applying for quotation on the Over-the-Counter Bulletin Board and intend to offer our stock in a private placement after obtaining such quotation.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our SB-2 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm, dated November 29, 2006
  Balance Sheets as at August 31, 2006
  Statements of Operations for each of the years ended August 31, 2006 and 2005 and for the period from April 14, 2005 (inception) to August 31, 2006
  Statements of Changes in Stockholders' Equity (Deficit) for the year ended August 31, 2006 and 2005 and for the period from April 14, 2005 (inception) to August 31, 2006
  Statements of Cash Flows for each of the years ended August 30, 2006 and 2005 and for the period from April 14, 2005 (inception) to August 31, 2006
  Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Hawk Exploration
(An Exploration Stage Company)
Los Angeles, CA

We have audited the accompanying balance sheet of Black Hawk Exploration as of August 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for they year then ended and for the period from April 14, 2005 (Inception) through August 31, 2005 and for the period from April 14, 2005 (Inception) through August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hawk Exploration as of August 31, 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Black Hawk Exploration will continue as a going concern. As discussed in Note 1 to the financial statements, Black Hawk Exploration has incurred losses through August 31, 2006 totaling $19,605. Black Hawk Exploration will require additional working capital to develop its business until Black Hawk Exploration either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Black Hawk Exploration's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
Houston, Texas

November 29, 2006

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
August 31, 2006

ASSETS
Current assets
Cash Total current assets	$ 36,115 36,115
Total assets	$ 36,115
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,420
Total current liabilities Total liabilities	1,420 1,420
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,547,000 shares issued and outstanding	5,547
Additional paid-in-capital	48,753
Deficit accumulated during the development stage	(19,605)
Total stockholders' equity	34,695
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 36,115

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Year Ended August 31, 2006
and Period from April 14, 2005 (Inception) through August 31, 2005 and Period from April 14, 2005 (Inception) through August 31, 2006

	Year ended August 31, 2006	Inception through August 31, 2005	Inception through August 31, 2006
Cost and expenses:
Mineral exploration	$ 245	$ 2,000	$ 2,245
General and administrative	17,276	96	17,372
Net loss from operations	(17,521)	(2,096)	(19,617)
Other income:
Interest revenue	11	1	12
Net loss	$ (17,510)	$ (2,095)	$ (19,605)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	5,547,000	5,547,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Year Ended August 31, 2006
and Period from April 14, 2005 (Inception) through August 31, 2005 and Period from April 14, 2005 (Inception) through August 31, 2006

	Year ended August 31, 2006	Inception through August 31, 2005	Inception through August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (17,510)	$ (2,095)	$ (19,605)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	1,420	-	1,420
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,090)	(2,095)	(18,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	52,300	52,300
Cash received from common stock subscriptions	2,000	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	52,300	54,300
NET INCREASE (DECREASE) IN CASH	(14,090)	50,205	36,115
Cash, beginning of period	50,205	-	-
Cash, end of period	$ 36,115	$ 50,205	$ 36,115
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -	$ -
Common stock issued for subscription receivable	$ -	$ 2,000	$ 2,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through August 31, 2006

	Common stock		Additional paid-in capital	Subscription receivable	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash	5,547,000	$ 5,547	$ 48,753	$ (2,000)	$ -	$ 52,300
Net loss	-	-	-	-	(2,095)	(2,095)
Balance, August 31, 2005	5,547,000	5,547	48,753	(2,000)	(2,095)	50,205
Cash receipt for subscription receivable	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(17,510)	(17,510)
Balance, August 31, 2006	5,547,000	$ 5,547	$ 48,753	$ -	$ (19,605)	$34,695

See accompanying summary of accounting policies and notes to financial statements.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Black Hawk Exploration Inc. ("the Company") was incorporated in Nevada on April 14, 2005, to engage in acquisition and exploration of mineral properties.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception of $19,605. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 - INCOME TAXES

Black Hawk Exploration follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2006
Deferred tax asset attributable to:
Net operating loss	$ 6,000
Valuation allowance	(6,000)
Net refundable amount	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,700
Valuation allowance	(6,700)
Net deferred tax asset	$ -

At August 31, 2006, the Company had an unused net operating loss carry-forward approximating $19,605 that is available to offset future taxable income; the loss carry-forward will start to expire in 2025.

NOTE 3 - COMMON STOCK

At inception, the Company issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash.

In June, 2005 the Company raised $33,600 from the sale of 3,360,000 common shares at $0.01 per share. In July, 2005 the Company raised $18,700 from the sale of 187,000 common shares at $0.10 per share. These shares were issued pursuant to the Company's SB2 registration statement declared effective in April 2006. $2,000 of the cash payment for these shares was received in the current year.

NOTE 4 - SUBSEQUENT EVENT

On October 20, 2006, the Company closed a private placement with one non-US investor for an aggregate of 200,000 common shares, at a price of $0.10 per share, for proceeds of $20,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the year ended August 31, 2006 and subsequent to August 31, 2006 through the date hereof, neither Black Hawk nor anyone on our behalf consulted with LBB & Associates Ltd., LLP. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has LBB & Associates Ltd., LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2006, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Garrett Ainsworth	Director, President, Secretary and Treasurer	29	April 14, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Garrett Ainsworth

Since 2002, Mr. Ainsworth has been an environmental engineer at Thurber Engineering Ltd. a provider contaminated site remediation.

In 2001, Mr. Ainsworth was an environmental technologist at O'Conner Associate Environmental Ltd., an environmental consulting firm.

Mr. Ainsworth graduated from the British Columbia Institute of Technology in Burnaby, British Columbia with an Honors Degree in Environmental Engineering Technology in 2004. In 2000, Mr. Ainsworth obtained a diploma in Mining Engineering Technology also from the British Columbia Institute of Technology in Burnaby, British Columbia.

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of Garrett Ainsworth. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Garrett Ainsworth. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Garrett Ainsworth. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. Being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

On April 14, 2005, we issued a total of 2,000,000 shares of restricted common stock to Mr. Ainsworth, an officer and director of our company for a subscription receivable of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2006, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 15, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Black Hawk Exploration Inc., 8391 Beverly Blvd. #305, Los Angeles, California 90048.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between us and any of our directors and executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended August 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2006.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 30, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Garrett Ainsworth 2910-939 Homer Street Vancouver, BC, V6B 2W6	2,000,000 common shares	36.04%
Directors and Executive Officer as a Group	2,000,000 common shares	36.04%

  Based on 5,549,000 shares of common stock issued and outstanding as of November 30, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

(10) Material Contracts

    Mineral Property Purchase Agreement dated April 13, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 17, 2006).
    Subscription Agreement for private placement dated October 20, 2006 (incorporated by reference from our Form 8-K Current Report dated and filed on November 1, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Garrett Ainsworth

31.2 Certification of Garrett Ainsworth

(32) Section 906 Certification

32.1 Certification of Garrett Ainsworth

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 were estimated to be $2,000.

Audit Related Fees

For the fiscal year ended August 31, 2006, the aggregate fees billed fo assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Hawk Exploration Inc.

By:  /s/Garrett Ainsworth
Garrett Ainsworth, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Garrett Ainsworth
Garrett Ainsworth	President, Secretary and Treasurer	December 14, 2006