Form 10QSB
period 2006-11-30
BLACK HAWK EXPLORATION
filed 2007-01-23
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2006_____________

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

5,747,000 common shares issued and outstanding as at January 14, 2007

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
November 30, 2006

(unaudited)

ASSETS
Current assets
Cash	$ 52,670

Total current assets	52,670
Total assets	$ 52,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,925
Total current liabilities	1,925

Total liabilities	1,925
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 5,747,000 shares issued and outstanding	5,747
Additional paid-in-capital	68,553
Deficit accumulated during the development stage	(23,555)
Total stockholders' equity	50,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,670

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2005 and 2006
and Period from April 14, 2005 (Inception) through November 30, 2006

(unaudited)

	Three Months ended November 30, 2006	Three Months ended November 30, 2005	Inception through November 30, 2006
Cost and expenses:
Mineral exploration	$ -	$ -	$ 2,245
General and administrative	3,950	1,425	21,322
Loss from operations	(3,950)	(1,425)	(23,567)
Other income:
Interest revenue	-	5	12
Net loss	$ (3,950)	$ (1,420)	$ (23,555)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	5,637,110	5,547,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2005 and 2006
and Period from April 14, 2005 (Inception) through November 30, 2006

(unaudited)

	Three Months ended November 30, 2006	Three Months ended November 30, 2005	Inception through November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,950)	$ (1,420)	$ (23,555)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	505	-	1,925
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,445)	(1,420)	(21,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	20,000	-	72,300
Cash received from common stock subscriptions	-	-	2,000
CASH FLOWS FROM FINANCING ACTIVITIES	20,000	-	74,300
NET INCREASE (DECREASE) IN CASH	16,555	(1,420)	52,670
Cash, beginning of period	36,115	50,205	-
Cash, end of period	$ 52,670	$ 48,785	$ 52,670
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -	$ -
Common stock issued for subscription receivable	$ -	$ -	$ 2,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration ("Black Hawk") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.Our administrative office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90048 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (323) 275-8475. Our fiscal year end is August 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We intend to commence operations as an exploration stage mineral exploration company. In November 2006, we commenced initial geologic mapping on property. As such, there is no assurance that a commercially viable mineral deposit exists on our mineral claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mineral claims is determined.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2007.

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

Three Months Ended November 30, 2006

During the three months ended November 30, 2006, operating expenses totaled $3,950, and we experienced a net loss of $3,950 against no revenues. From inception to November 30, 2006, our operating expenses total $23,567 and we experienced a net loss of $23,555 against no revenues.

Financial Condition, Liquidity and Capital Resources

At November 30, 2006, there was a working capital of $50,745.

At November 30, 2006, our total assets were $52,670, which consisted mainly of cash.

At November 30, 2006, our total current liabilities were $1,925.

At November 30, 2006, we had cash on hand of $52,670.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2006 was $52,670.

For the three months ended November 30, 2006, net cash used in operating activities was $3,950, which consisted of general and administrative expenses.

Net cash provided by financing activity was $74,300 from inception to November 30, 2006. During the period ended August 31, 2005 we successfully raised $52,300 through the sale of 2,547,000 common shares as follows:

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

In November 2006, we sold an additional 200,000 common shares at a price of $0.10 per share for proceeds of $20,000.

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

Plan of Operation

Cash Requirements

Over the twelve months ending November 30, 2007 we plan to expend a total of approximately $130,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia.

We estimate that we will require working capital of approximately $135,000 over the twelve months ending November 30, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $52,670. This will allow us to complete Phase 1 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $130,000 no later than September 15, 2006, to allow us to complete our proposed exploration program on schedule. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

We have enough funds to commence and complete Phase 1. We commenced initial geologic mapping in November 2006.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending November 30, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2007.

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

We have historically incurred losses, and through November 30, 2006 have incurred losses of $23,555 from our inception.

For the period ended August, 2005 we successfully raised $52,300 through the sale of 5,547,000 common shares. In March 2006, a subscription receivable of $2,000 was paid by director Garrett Ainsworth. In November 2006 we raised an additional $20,000 through the sale of 200,000 common shares.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of November 30, 2006, we had cash in the amount of $52,670. We currently do not have any operations and we have no income.

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

Although we are preparing to commence exploration on the property in the spring of 2007, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Date: January 22, 2007