Form 10QSB
period 2007-02-28
BLACK HAWK EXPLORATION
filed 2007-04-25
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

57,470,000 common shares issued and outstanding as at April 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
February 28, 2007
(unaudited)

ASSETS
Current assets
Cash	$ 47,315
Prepaid expense	1,475
Total current assets	48,790
Total assets	$ 48,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 850
Total current liabilities	850
Total liabilities	850
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 300,000,000 shares authorized, 57,470,000 shares issued and outstanding	57,470
Additional paid-in-capital	16,830
Deficit accumulated during the development stage	(26,360)
Total stockholders' equity	47,940
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 48,790

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Six and Three Months Ended February 28, 2007 and 2006
and Period from April 14, 2005 (Inception) through February 28, 2007
(unaudited)

	Six Months ended February 28		Three Months ended February 28		Inception through
	2007	2006	2007	2006	February 28, 2007
Cost and expenses:
Mineral exploration	$ -	$ -	$ -	$ -	$ 2,245
General and administrative	6,755	8,903	2,805	7,478	24,127
Loss from operations	(6,755)	(8,903)	(2,805)	(7,478)	(26,372)
Other income:
Interest revenue	-	11	-	6	12
Net loss	$ (6,755)	$ (8,892)	$ (2,805)	$ (7,472)	$ (26,360)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	56,917,510	55,470,000	57,470,000	55,470,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2007 and 2006
and Period from April 14, 2005 (Inception) through February 28, 2007
(unaudited)

	Six Months ended February 28, 2007	Six Months ended February 28, 2006	Inception through February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,755)	$ (8,892)	$ (26,360)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Prepaid expense	(1,475)	-	(1,475)
Accounts payable	(570)	442	850
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,800)	(8,450)	(26,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	20,000	-	74,300
CASH FLOWS FROM FINANCING ACTIVITIES	20,000	-	74,300
NET INCREASE (DECREASE) IN CASH	11,200	(8,450)	47,315
Cash, beginning of period	36,115	50,205	-
Cash, end of period	$ 47,315	$ 41,755	$ 47,315
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

　BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration ("Black Hawk") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

On October 20, 2006, the Company closed a private placement with one non-US investor for an aggregate of 2,000,000 common shares, at a price of $0.01 per share, for proceeds of $20,000.

On March 15, 2007, the board of directors approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. Black Hawk amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.Our administrative office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90048 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (323) 275-8475. Our fiscal year end is August 31. On March 15, 2007, we approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that we would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2008.

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

Three and Six Months Ended February 28, 2007

During the three months ended February 28, 2007, operating expenses totaled $2,805, and we experienced a net loss of $2,805 against no revenues. During the three months ended February 28, 2006, operating expenses totaled $7,478, and we experienced a net loss of $7,472 against no revenues. During the six months ended February 28, 2007, operating expenses totaled $8,230, and we experienced a net loss of $8,230 against no revenues. During the six months ended February 28, 2006, operating expenses totaled $8,892, and we experienced a net loss of $8,892 against no revenues. From inception to February 28, 2007, our operating expenses total $26,372 and we experienced a net loss of $26,360 against no revenues.

Financial Condition, Liquidity and Capital Resources

At February 28, 2007, there was a working capital of $47,940.

At February 28, 2007, our total assets were $48,790, which consisted of cash and prepaid expenses.

At February 28, 2007, our total current liabilities were $850.

At February 28, 2007, we had cash on hand of $47,315.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 28, 2007 was $47,315.

For the six months ended February 28, 2007, net cash used in operating activities was $8,800, which consisted of general and administrative expenses.

Net cash provided by financing activity was $74,300 from inception to February 28, 2007. During the period ended August 31, 2005 we successfully raised $54,300 through the sale of 55,470,000 common shares as follows:

  In June 2005 we issued an aggregate of 33,600,000 common shares at a price per share of $0.001 to 21 individuals for cash consideration of $33,600.
  In July 2005 we issued an aggregate of 1,870,000 common shares at a price per share of $0.01 to 22 individuals for cash consideration of $18,700.
  In addition, in April 2005, at the inception of the company the President of the Company was issued 20,000,000 shares of common stock for par value of $0.0001 or $2,000 for which payment was received in March 2006.

In November 2006, we sold an additional 2,000,000 common shares at a price of $0.01 per share for proceeds of $20,000.

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

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2008 we plan to expend a total of approximately $130,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia.

We estimate that we will require working capital of approximately $135,000 over the twelve months ending February 28, 2008.

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

Over the twelve months ending February 28, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2008.

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

We have historically incurred losses, and through February 28, 2007 have incurred losses of $26,360 from our inception.

For the period ended August, 2005 we successfully raised $52,300 through the sale of 55,470,000 common shares. In March 2006, a subscription receivable of $2,000 was paid by director Garrett Ainsworth. In November 2006 we raised an additional $20,000 through the sale of 2,000,000 common shares.

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

Our independent auditor's report on our audited financial statements, in our Form SB-2 registration statement filed August 31, 2006 for the fiscal year ended August 31, 2005, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of February 28, 2007, we had cash in the amount of $47,315. We currently do not have any operations and we have no income.

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

Although we are preparing to commence exploration on the property in the spring of 2007, we have commenced limited exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

The price of an ounce of gold is approximately $690. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

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

Date: April 14, 2007