Form 10QSB
period 2007-05-31
BLACK HAWK EXPLORATION
filed 2007-07-16
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number: 000-131048_________________________

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

58,176,428 common shares issued and outstanding as at July14, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

______________________________________________________________________

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
May 31, 2007
(unaudited)

ASSETS
Current assets
Cash	$ 423,665
Total current assets	423,665
Total assets	$ 423,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,300
Total current liabilities	1,300
Total liabilities	1,300
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 300,000,000 shares authorized, 57,470,000 shares issued and outstanding	57,470
Additional paid-in-capital	416,830
Deficit accumulated during the development stage	(51,935)
Total stockholders' equity	422,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 423,665

The accompanying notes are an integral part of these financial statements

______________________________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Nine and Three Months Ended May 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through May 31, 2007
(unaudited)

	Nine Months ended May 31		Three Months ended May 31		Inception through
	2007	2006	2007	2006	May 31, 2007
Cost and expenses:
Mineral exploration	$ 23,300	$ -	$ 23,300	$ -	$ 25,545
General and administrative	9,030	16,708	2,275	7,805	26,404
Loss from operations	(32,330)	(16,708)	(25,575)	(7,805)	(51,949)
Other income:
Interest revenue	-	14	-	3	14
Net loss	$ (32,330)	$ (16,694)	$ (25,575)	$ (7,802)	$ (51,935)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	57,103,700	55,470,000	57,470,000	55,470,000

The accompanying notes are an integral part of these financial statements

______________________________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through May 31, 2007
(unaudited)

	Nine Months ended May 31, 2007	Nine Months ended May 31, 2006	Inception through May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (32,330)	$ (16,694)	$ (51,935)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Prepaid expenses	-	(500)	-
Accounts payable and accrued liabilities	(120)	1,450	1,300
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,450)	(15,744)	(50,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	420,000	2,000	474,300
CASH FLOWS FROM FINANCING ACTIVITIES	420,000	2,000	474,300
NET INCREASE (DECREASE) IN CASH	387,550	(13,744)	423,665
Cash, beginning of period	36,115	50,205	-
Cash, end of period	$ 423,665	$ 36,461	$ 423,665
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

______________________________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration, Inc. ("Black Hawk" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

On October 20, 2006, the Company issued an aggregate of 2,000,000 common shares to one non-US investor, at a price of $0.01 per share, for total proceeds of $20,000.

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

On May 30, 2007 the Company closed a private placement for an aggregate of 571,428 common shares at a price of $0.70 for total proceeds of $400,000. These common shares were issued in June 2007.

______________________________________________________________________

NOTE 3 - URANIUM PROPERTY INTEREST

On June 15, 2007, Black Hawk signed a formal option agreement with Firestone Ventures Inc. ("Firestone") pursuant to which Black Hawk may earn up to a 75% interest in Firestone's Alberta Sun Uranium project located in southwestern Alberta, Canada. Under the terms of the agreement, Black Hawk can earn a 60% interest by paying Firestone a total of $210,000 cash ($23,300 paid in May, 2007 and the remaining $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. Black Hawk can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by Black Hawk for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

NOTE 4- SUBSEQUENT EVENT

On July 13, 2007 Black Hawk signed a formal option agreement with Perry English (English) for Rubicon Minerals Corp. pursuant to which Black Hawk may earn up to a 100% interest in English's Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, Black Hawk can earn a 100% interest by paying English $41,000 cash (completed) and issuing 25,000 shares on signing (completed) and paying an additional $85,000 cash and issuing 75,000 shares and incurring $700,000 in exploration expenditures over the next two years. English will retain a 2% net smelter royalty of which 1% can be purchased by Black Hawk for $1,000,000 at any time.

______________________________________________________________________

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

______________________________________________________________________

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We intend to commence operations as an exploration stage mineral exploration company. In November 2006, we commenced initial geologic mapping on one of our properties. As such, there is no assurance that a commercially viable mineral deposit exists on our mineral claims. 　Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mineral claims is determined.

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

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. ("Firestone") pursuant to which we may earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the "Alberta Sun Project"). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of $210,000 cash ($23,300 paid in May 2007 and the remaining $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

The Samotua Property, the Bandit Claim and the Alberta Sun Uranium Project shall hereinafter be referred to as the property.

Our principal focus now is to become a uranium exploration company focused on acquiring and developing high quality uranium properties. We will focus primarily on the Alberta Sun Project and other future acquisitions.

______________________________________________________________________

Our plan of operation is to determine whether the mineral claims contain reserves of uranium, gold, silver and/or copper that are economically recoverable. The focus will be on uranium. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

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

______________________________________________________________________

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

Alberta Sun Uranium Project

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. ("Firestone") pursuant to which we may earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the "Alberta Sun Project"). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of $210,000 cash ($23,300 paid in May 2007 and the remaining $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

______________________________________________________________________

Location and Access

The Alberta Sun uranium property (covering over 200,000 acres) is characterized by easy access across southern Alberta rangeland.

Previous Work

Results of initial fieldwork on the project include scintillometer readings of up to 1250 cps (counts per second), visible alteration, shale beds and abundant hematite and carbonaceous material within sandstone. Composite grab samples of isolated organic debris material returned up to 7640 ppm uranium (0.901 U3O8). Grab rock samples (sandstone) from a separate area 40 km southeast returned 57 to 150 ppm uranium. Elevated vanadium, molybdenum, arsenic, and lead values, important indicators of sandstone-hosted uranium, occur at both areas.

A 2,384 line kilometer electromagnetic and magnetic airborne survey over four priority areas has been completed. TerraNotes Ltd. of Edmonton is carrying out initial analysis of the survey to be followed by sophisticated modeling of the dataset which should delineate high-priority areas for drilling.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2008.

______________________________________________________________________

Competition

The mining industry is fragmented. We compete with other exploration companies looking for uranium and gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

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

______________________________________________________________________

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

______________________________________________________________________

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

Three and Nine Months Ended May 31, 2007

During the three months ended May 31, 2007, operating expenses totaled $25,575, and we experienced a net loss of $25,575 against no revenues. During the three months ended May 31, 2006, operating expenses totaled $7,805, and we experienced a net loss of $7,802 against no revenues. During the nine months ended May 31, 2007, operating expenses totaled $32,330, and we experienced a net loss of $32,330 against no revenues. During the nine months ended May 31, 2006, operating expenses totaled $16,708, and we experienced a net loss of $16,694 against no revenues. From inception to May 31, 2007, our operating expenses total $51,949 and we experienced a net loss of $51,935 against no revenues.

Financial Condition, Liquidity and Capital Resources

At May 31, 2007, there was a working capital of $422,365.

At May 31, 2007, our total assets were $423,665, which consisted of cash.

At May 31, 2007, our total current liabilities were $1,300.

At May 31, 2007, we had cash on hand of $423,665.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2007 was $423,665.

For the nine months ended May 31, 2007, net cash used in operating activities was $32,450, which consisted primarily of $23,300 of mineral exploration costs and general and administrative expenses of $9,030.

Net cash provided by financing activity was $474,300 from inception to May 31, 2007.

On May 30, 2007 the Company closed a private placement for an aggregate of 571,428 common shares at a price of $0.70 for total proceeds of $400,000. These common shares were issued in June 2007.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

______________________________________________________________________

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2008 we plan to expend a total of approximately $500,000 in respect of our mineral properties. In particular, we plan to expend these funds on the Alberta Sun Uranium Project in southern Alberta. In addition, we plan to acquire additional uranium properties. We do not plan to explore the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia consisting of the Samutoa Property and the Bandit Claim.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $423,665. This will allow us to complete our exploration commitments on the Alberta Sun Project. We anticipate that we may have to raise additional cash of approximately $75,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

We have enough funds to commence and complete our proposed exploration program.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending May 31, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Alberta Sun Project
Exploration	$200,000
Property Payment	$20,000
Other Property Acquisitions	$100,000
Trenching	$50,000
Exploration	$100,000
Working Capital	$30,000
Total	$500,000

______________________________________________________________________

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2008.

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

We have historically incurred losses, and through May 31, 2007 have incurred losses of $51,935 from our inception.

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

Page16
______________________________________________________________________

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

Application of Critical Accounting Estimates

The preparation of our company's financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

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

______________________________________________________________________

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of May 31, 2007, we had cash in the amount of $423,665. We currently do not have any operations and we have no income.

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for resources, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

______________________________________________________________________

Because we have not commenced business operations, we face a high risk of business failure.

Although we have recently commenced operations are preparing to commence exploration, we have commenced limited exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

We have no known ore reserves and we cannot guarantee we will find any reserves or if we find reserves, that production will be profitable. Even if we are successful in discovering uranium or other mineralized material we may not be able to realize a profit from its sale. If we cannot make a profit, we may have to cease operations.

We have no known ore reserves. We have not identified any resource on the mineral claims and we cannot guarantee that we will ever find any. The report we reviewed in selecting the mineral claims for exploration are old and may be out of date. Even if we find that there is uranium or another resource on our mineral claims, we cannot guarantee that we will be able to recover the resource.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia and Alberta mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

______________________________________________________________________

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

______________________________________________________________________

Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for resource companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

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

______________________________________________________________________

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

______________________________________________________________________

(10) Material Contracts

10.1 Mineral Property Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on January 17, 2006).

10.2 Alberta Sun Uranium Property Option Agreement (incorporated by reference from our Current Report on Form 8K, filed on June 19, 2007.

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

Date: July 14, 2007

______________________________________________________________________