Form 10KSB
period 2007-08-31
BLACK HAWK EXPLORATION
filed 2007-12-14
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from　[ ] to　[ ]

Commission file number 333-119546
BLACK HAWK EXPLORATION INC.
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

_____________________________________________________

Our shares quoted on the Over-the-Counter Bulletin Board under the ticker symbol "BHWX". Based on the last sale price of our shares of $0.70, our aggregate market value is $40,811,000.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

58,301,428 common shares issued and outstanding as of November 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No [ ]

_____________________________________________________

PART I

Item 1. Description of Business

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

_____________________________________________________

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

Access to the mineral claims is gained by helicopter. A helicopter is based in Telegraph Creek during the summer months and at Dease Lake, British Columbia year round. The Golden Bear Mine road passes approximately 15 kilometers northeast of the claims. No infrastructure is located on the property. The mineral claims lie on the east side of the Coast Mountains in rugged alpine terrain with elevation ranging between 1,500 and 2,140 meters.

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

_____________________________________________________

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

In the report, Messrs, Fipke and Schiller conclude that the results of exploration work clearly indicate a highly prospective gold target has been delineated on the claims. The authors note that the combination of several factors warrant an aggressive exploration program. The existence of rocks, similar to those known to host mineralization elsewhere in the area, also makes the property a target for additional exploration work.

Messrs, Fipke and Schiller in their report make specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of gold, They believe certain areas of the claim should be examined in more detail, using air photos by an experienced structural geologist. They also recommend that the previous geological mapping should be plotted on topographic maps. In addition, Messrs, Fipke and Schiller believe drill targets in certain specific areas should be established by heavy mineral sampling. Magnetic geophysical methods should also be used to locate possible mineralization.

Alberta Sun Project

On June 15, 2007, we entered into an option agreement with Firestone Ventures to acquire the Alberta Sun Uranium project. Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of $210,000 cash (completed) and issuing 135,000 shares on signing (completed) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

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

_____________________________________________________

A 2,384 line kilometer electromagnetic and magnetic airborne survey over four priority areas has been completed. TerraNotes Ltd. of Edmonton is carrying out initial analysis of the survey to be followed by sophisticated modeling of the dataset which should delineate high-priority areas for drilling.

Sand Lake North

On July 13, 2007, we signed a formal option agreement with Perry English (English) for Rubicon Minerals Corp. pursuant to which we may earn up to a 100% interest in English's Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, we can earn a 100% interest by paying English $44,000 cash (completed) and issuing 25,000 shares on signing (completed) and paying an additional $88,000 cash and issuing 75,000 shares. English will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by us for $1,000,000 at any time.

Wyoming

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming. Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the "Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.

North West Territories

Effective November 14, 2007, we entered into a formal option agreement with Perry English for Rubicon Minerals Corp. and Precambrian Ventures Ltd (collectively the "Optionor") pursuant to which we may earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, we can earn a 100% interest by paying the Optionor $86,000 cash (completed) and issuing 50,000 shares on signing (completed) and paying an additional $95,000 cash and issuing 100,000 shares over the next three years. The Optionor will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by us for $1,000,000 at any time.

We intend to formulate an exploration program based on the various reports we have reviewed.

Our exploration program is designed to economically explore and evaluate the properties.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2008.

_____________________________________________________

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2008.

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

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working claims

Reporting work performed

_____________________________________________________

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

_____________________________________________________

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

_____________________________________________________

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

Our independent accountant's report to our audited financial statements for the period ended August 31, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of August 31, 2007, we had cash in the amount of $89,305.　We currently have minimal operations and we have no income. In October 2006 we raised an additional $20,000 through a private placement of our common stock. In May 2007 we raised an additional $400,000 through another private placement of our common stock.

_____________________________________________________

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

Although we are preparing to commence more extensive exploration on the property in the spring of 2008, we have completed limited exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus.

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

_____________________________________________________

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

The price of an ounce of gold is approximately $800. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

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

_____________________________________________________

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia, Alberta, Ontario and NWT mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

_____________________________________________________

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

_____________________________________________________

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

_____________________________________________________

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

_____________________________________________________

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

Because management of our company, is employed elsewhere their time and efforts will not be devoted to our company full-time.

Management of our company is not devoted to our company on a full time basis. As a result, they manage our company on a part-time basis. They spend approximately 20 to 25 hours per week managing our company. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

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

_____________________________________________________

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

_____________________________________________________

The claims are all recorded in Mr. Ainsworth's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office. Our title to the property is superior to all other unrecorded deeds. Should Mr. Ainsworth transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Ainsworth will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

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

_____________________________________________________

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

Access to the mineral claims is gained by helicopter. A helicopter is based in Telegraph Creek during the summer months and at Dease Lake, British Columbia year round. The Golden Bear Mine road passes approximately 15 kilometers northeast of the claims. No infrastructure is located on the property. The mineral claims lie on the east side of the Coast Mountains in rugged alpine terrain with elevation ranging between 1,500 and 2,140 meters.

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

_____________________________________________________

In the report, Messrs, Fipke and Schiller conclude that the results of exploration work clearly indicate a highly prospective gold target has been delineated on the claims. The authors note that the combination of several factors warrant an aggressive exploration program. The existence of rocks, similar to those known to host mineralization elsewhere in the area, also makes the property a target for additional exploration work.

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

Alberta Sun Project

On June 15, 2007, we entered into an option agreement with Firestone Ventures to acquire the Alberta Sun Uranium project. Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of $210,000 cash (completed) and issuing 135,000 shares on signing (completed) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

_____________________________________________________

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

Sand Lake North

On July 13, 2007, we signed a formal option agreement with Perry English (English) for Rubicon Minerals Corp. pursuant to which we may earn up to a 100% interest in English's Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, we can earn a 100% interest by paying English $44,000 cash (completed) and issuing 25,000 shares on signing (completed) and paying an additional $88,000 cash and issuing 75,000 shares. English will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by us for $1,000,000 at any time.

Wyoming

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming. Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the "Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.

North West Territories

Effective November 14, 2007, we entered into a formal option agreement with Perry English for Rubicon Minerals Corp. and Precambrian Ventures Ltd (collectively the "Optionor") pursuant to which we may earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, we can earn a 100% interest by paying the Optionor $86,000 cash (completed) and issuing 50,000 shares on signing (completed) and paying an additional $95,000 cash and issuing 100,000 shares over the next three years. The Optionor will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by us for $1,000,000 at any time.

_____________________________________________________

Our Proposed Exploration Program

Messrs, Fipke and Schiller in their report make specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of gold, They believe certain areas of the claim should be examined in more detail, using air photos by an experienced structural geologist. They also recommend that the previous geological mapping should be plotted on topographic maps. In addition, Messrs, Fipke and Schiller believe drill targets in certain specific areas should be established by heavy mineral sampling. Magnetic geophysical methods should also be used to locate possible mineralization.

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

_____________________________________________________

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

_____________________________________________________

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

_____________________________________________________

We do not have any agreement with Messrs, Fipke and Schiller to provide geological services for planned exploration work on the mineral claims.

We also intend to develop an exploration plan for our Alberta, Ontario, NWT and Wyoming properties.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "BHWX".

On May 7, 2007, our Board of Directors approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Corporation will issue ten (10) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, our authorized capital has increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001 each. We will issue ten (10) shares of common stock in exchange for every one (1) share of common stock issued and outstanding. This will increase our issued and outstanding share capital from 5,747,000 shares of common stock to 57,470,000 shares of common stock.

As of November 30, 2007 there were 50 shareholders and 58,301,428 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

_____________________________________________________

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On October 20, 2006 we sold 2,000,000 shares (post split) to one investor at a price of $0.10 for proceeds of $20,000.

On May 30, 2007, we closed a private placement of 571,428 common shares for gross proceeds of $400,000.

On March 15, 2007, the board of directors approved a ten (10) for one (1) forward stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $154,000 in respect of our mineral properties. We currently have enough to complete Phase 1 of our exploration program.

_____________________________________________________

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations
Phase 1
Trenching	$10,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical Testing	$10,000
Drilling	$70,000
Property Payments
Sand Lake North	12,000
NWT	$12,000
Working Capital	$10,000
Total	$174,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At August 31, 2007, we had a working capital of $80,068.

At August 31, 2007, our total assets were $284,691, which consists of $89,305 of cash, $80,062 of deposits and $115,324 of mineral property costs. This compares with our assets at August 31, 2006 of $36,115, which consisted of cash.

_____________________________________________________

At August 31, 2007, our total liabilities were $9,237, compared to our liabilities of $1,420 as at August 31, 2006.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $100,000 to complete Phase 2 of our proposed exploration program. We raised an additional $20,000 in October 20, 2006 in an unregistered sale of shares to one investor. On May 30, 2007, we closed a private placement of 571,428 common shares for gross proceeds of $400,000.

Results of Operations.

We posted losses of $326,241 for the year ending August 31, 2007, losses of $17,510 for the year ended August 31, 2006, and losses of $345,846 since inception to August 31, 2007. The principal component of the loss was for the impairment of mineral rights.

Operating expenses for the year ending August 31, 2007 were $326,241 compared to the year ending August 31, 2006 that were $17,510.

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

_____________________________________________________

Going Concern

Due to our being a development stage company and not having generated revenues, in the financial statements for the year ended August 31, 2007, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through August 31, 2007 have incurred losses of $345,846 from our inception. During this period, we have successfully raised $474,300 from our SB-2 offering and two subsequent private placements. Because of these historical losses, we will require additional working capital to develop our business operations.

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

_____________________________________________________

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 3, 2007

Balance Sheet as at August 31, 2007

Statements of Operations for each of the years ended August 31, 2007 and 2006 and for the period from April 14, 2005 (inception) to August 31, 2007

Statements of Stockholders' Equity for the period from April 14, 2005 (inception) to August 31, 2007

Statements of Cash Flows for each of the years ended August 31, 2007 and 2006 and for the period from April 14, 2005 (inception) to August 31, 2007

Notes to the Financial Statements

_____________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Black Hawk Exploration, Inc,
(An Exploration Stage Company)
Los Angeles, CA

We have audited the accompanying balance sheet of Black Hawk Exploration, Inc. (the "Company") as of August 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended August 31, 2007 and 2006 and for the period from April 14, 2005 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hawk Exploration, Inc. as of August 31, 2007, and the results of its operations and its cash flows for each of the years ended August 31, 2007 and 2006 and for the period from April 14, 2005 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
December 3, 2007

_____________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
August 31, 2007

ASSETS
Current assets
Cash	$89,305
Total current assets	89,305
Deposits	80,062
Mineral property costs	115,324
Total assets	$ 284,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 4,150
Due to related party	5,087
Total current liabilities	9,237
Total liabilities	9,237
Commitments STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 300,000,000 shares authorized, 58,251,428 shares issued and outstanding	58,251
Additional paid-in-capital	563,049
Deficit accumulated during the exploration stage	(345,846)
Total stockholders' equity	275,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 284,691

The accompanying notes are an integral part of these financial statements

_____________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through August 31, 2007

Years ended August 31			Inception through
	2007	2006	August 31, 2007
Cost and expenses:
General and administrative	$ (34,730)	$ (17,510)	$ (54,335)
Impairment of mineral property costs	(291,511)	-	(291,511)
Loss from operations	(326,241)	(17,510)	(345,846)
Net loss	$ (326,241)	$ (17,510)	$ (345,846)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	57,342,863	55,470,000

The accompanying notes are an integral part of these financial statements

_____________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through August 31, 2007
	Common Stock		Additional paid-in capital	Subscrip-tion receivable	Deficit accumulated during the exploration stage	Total
	Shares*	Amount
Issuance of common stock for cash	55,470,000	$ 55,470	$(1,170)	$(2,000)	$ -	$ 52,300
Net loss	-	-	-	-	(2,095)	(2,095)
Balance, August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205
Cash receipt for subscription receivable	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(17,510)	(17,510)
Balance, August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695
Issuance of common stock for cash	2,571,428	2,571	417,429	-	-	420,000
Issuance of common stock for mineral property costs	210,000	210	146,790	-	-	147,000
Net loss	-	-	-	-	(326,241)	(326,241)
Balance, August 31, 2007	58,251,428	$58,251	$563,049	$ -	$ (345,846)	$ 275,454

*The common stock issued has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share, effective March 15, 2007.

The accompanying notes are an integral part of these financial statements

_____________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended August 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through August 31, 2007

	2007	2006	Inception through August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (326,241)	$ (17,510)	$ (345,846)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	291,511	-	291,511
Net change in:
Accounts payable	2,730	1,420	4,150
Due to related party	5,087	-	5,087
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,913)	(16,090)	(45,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(80,062)	-	(80,062)
Mineral property expenditures	(259,835)	-	(259,835)
CASH FLOWS USED IN INVESTING ACTIVITIES	(339,897)	-	(339,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	420,000	-	474,300
Cash received for share subscriptions	-	2,000	-
CASH FLOWS FROM FINANCING ACTIVITIES	420,000	2,000	474,300
NET INCREASE (DECREASE) IN CASH	53,190	(14,090)	89,305
Cash, beginning of period	36,115	50,205	-
Cash, end of period	$ 89,305	$ 36,115	$ 89,305
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$147,000	$ -	$147,000

The accompanying notes are an integral part of these financial statements

_____________________________________________________

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Black Hawk Exploration Inc. ("the Company") was incorporated in Nevada on April 14, 2005, to engage in acquisition and exploration of mineral properties.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception of $345,846. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash & Cash Equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

_____________________________________________________

Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement ("SFAS") No. 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting its present efforts to establish a new business and nominal of its planned principal operations have commenced.

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

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

Mineral Property Acquisition Costs

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company's ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

_____________________________________________________

Exploration and Development Costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2007 and 2006, the Company recorded a impairment to mineral rights of $291,511 and $0, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To August 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.　The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share, effective March 15, 2007.

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

_____________________________________________________

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 - COMMITMENTS

Mineral Rights

Alberta Sun Option

On June 15, 2007, the Company signed an option agreement with Firestone Ventures Inc. ("Firestone") pursuant to which the Company may earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada. Under the terms of the agreement, in order to earn a 60% interest the Company is required to

  Upon signing the option agreement pay Firestone a total of CAD210,000 in cash (completed by payment of USD196,011 on June 15, 2007) and issue Firestone 135,000 shares of the Company's common stock (issued on June 15, 2007);
  By March 20, 2009, the Company must pay Firestone CAD70,000 in cash, issue Firestone 270,000 shares of the Company's common stock and incur $700,000 in exploration expenditures.

The 135,000 common shares issued to Firestone on June 15, 2007 are restricted under Rule 144. The estimated fair value of the shares was $94,500 and has been capitalized as mineral property cost and subsequently assessed for impairment for the year ended August 31, 2007.

Black Hawk can earn an additional 15% interest in Firestone by paying Firestone CAD100,000 in cash, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures on or before March 20, 2011. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by Black Hawk for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

A finder's fee of $1,000 is accrued in connection with the option agreement as mineral property expenditure for the year and was paid subsequent to the year end.

_____________________________________________________

Management assessed the Alberta Sun mineral property as of August 31, 2007, and determined that the property should be impaired to $0 in accordance with the Company's impairment policy.

Sand Lake North Option

On July 13, 2007, the Company signed an option agreement with Perry English ("English") on behalf of Rubicon Minerals Corp., pursuant to which the Company may earn up to a 100% interest in English's Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, the Company can earn a 100% interest by paying English $44,000 in cash (completed on July 13, 2007) and issuing 25,000 shares of the Company's common stock upon signing the option agreement (issued on July 13, 2007); and paying an additional $88,000 in cash and issuing an additional 75,000 shares. English will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by Black Hawk for $1,000,000 at any time.

The 25,000 common shares issued to English on July 13, 2007, are restricted under Rule 144. The estimated fair value of the shares issued was $17,500 and has been capitalized as mineral property cost and subsequently assessed for impairment for the year ended August 31, 2007. (See note 5).

Wyoming Claims

In August 2007, the Company acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming. Pursuant to an Asset Purchase Agreement between the Company and Maria Regina Caeli Management Corp ("MRC"), the Company has acquired the 100% interest in the Wyoming Claims by completing the total cash payment of $20,000 and issuing 50,000 shares of the Company's common stock to MRC.

The 50,000 common shares issued to MRC on August 31, 2007 are restricted under Rule 144. The estimated fair value of the shares issued was $35,000 and has been capitalized as mineral property costs and subsequently assessed for impairment for the year ended August 31, 2007. (See note 5).

NWT Option

Effective November 14, 2007, the Company entered into an option agreement with Perry English of Rubicon Minerals Corp. and Precambrian Ventures Ltd. (collectively the "Optionor") pursuant to which the Company may earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, the Company can earn a 100% interest by paying the Optionor CAD86,000 cash (completed August 31, 2007) and issuing 50,000 shares of the Company's common stock on signing (issued subsequent to the year end); and over the next three years paying an additional CAD95,000 in cash and issuing an additional 100,000 shares as follows: $12,000 cash and 50,000 Shares in August 2008; $18,000 cash and 50,000 Shares in August 2009;$25,000 cash in before August 2010; and $40,000 cash in August 2011.

_____________________________________________________

.The Optionor will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by the Company for $1,000,000 at any time.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year the Company signed a management contract with a research and consulting company owned by a direct relative of a director of the Company for CDN$4,500 per month commencing June 2007. As of August 31, 2007, $11,481 in management fees were paid to this related party. As August 31, 2007, $5,087 was owed to the related party for unpaid management fees and reimbursable expenses. The amount due to related party is unsecured, non-interest bearing and has no set terms of repayment.

NOTE 5 - COMMON STOCK

At inception, the Company issued 20,000,000 shares of stock to its founding shareholder for $2,000 cash.

In June 2005, the Company raised $33,600 from the sale of 3,600,000 common shares at $0.01 per share. In July, 2005 the Company raised $18,700 from the sale of 1,870,000 common shares at $0.10 per share. These shares were issued pursuant to the Company's SB2 registration statement declared effective in April 2006. $2,000 of the cash payment for these shares was received in the current year.

In October 2006, the Company raised $20,000 from the sale of 2,000,000 common shares at $0.10 per share.

On March 15, 2007, the board of directors approved a ten (10) for one (1) forward stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

On May 30, 2007 the Company closed a private placement for an aggregate of 571,428 common shares at a price of $0.70 for total proceeds of $400,000. These common shares were issued in June 2007.

From June to August, 2007 the Company issued 210,000 common shares valued at $147,000 in connection with its mineral property option agreements and acquisition agreement. (See note 3).

_____________________________________________________

NOTE 6 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2007	August 31, 2006
Income tax benefit attributable to:
Net operating loss	$ 111,000	$ 6,000
Change in valuation allowance	(111,000)	(6,000)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2007	August 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 117,600	$ 6,700
Valuation allowance	(117,600)	(6,700)
Net deferred tax asset	$ -	$ -

At August 31, 2007, the Company had an unused net operating loss carry-forward approximating $345,846 that is available to offset future taxable income; the loss carry-forward will start to expire in 2025.

_____________________________________________________

NOTE 7 - SUBSEQUENT EVENT

Effective November 14, 2007 the Company entered into an option agreement to earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. As of the date of the financial statements the cash payments and common shares to be issued based on the option agreement were completed. (See note 3 NWT Option).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the year ended August 31, 2007 and subsequent to August 31, 2007 through the date hereof, neither Black Hawk nor anyone on our behalf consulted with LBB & Associates Ltd., LLP. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has LBB & Associates Ltd., LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

None.

_____________________________________________________

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2007, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Garrett Ainsworth	Director, Secretary and Treasurer	30	April 14, 2005
Andrew von Kursell	Director and President	71	June 13, 2007

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

Andrew von Kursell

Since 2005, Mr. von Kursell has been a director of Copper Belt Resources Ltd. ,a copper exploration company.

From 1998,to 2006 Mr. von Kursell was a director of International Petroreal Oil Corporation an oil and gas exploration and development company.

Mr. von Kursell has a B. Eng., Mining, from McGill University in Montreal Canada and is a P. Eng., Ontario, British Columbia, Yukon (Retired) and licensed to practice in Nova Scotia.

_____________________________________________________

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

_____________________________________________________

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

On April 14, 2005, we issued a total of 20,000,000 shares of restricted common stock to Mr. Ainsworth, an officer and director of our company for a subscription receivable of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2007, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 15, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. Compliance with applicable governmental laws, rules and regulations;

4. The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. Accountability for adherence to the Code of Business Conduct and Ethics.

_____________________________________________________

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to our annual report dated December 21, 2006. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Black Hawk Exploration Inc., 8391 Beverly Blvd. #305, Los Angeles, California 90048.

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

Item 10. Executive Compensation.

Andrew von Kursell, a directors of the Company, received $11,481 in cash or other compensation during the fiscal years ended August 31, 2007 and $0 during the fiscal years ended August 31, 2006.

_____________________________________________________

Employment/Consulting Agreements

There is one written management agreement between us and our director. In July 2007, we entered into a Management Agreement with Infrogen Research Limited to provide executive management and other services. Infrogen Research Limited agreed to provide us with the services of its consultant, Andrew H. von Kursell, P. Eng.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended August 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2007.

_____________________________________________________

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 30, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

_____________________________________________________

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Garrett Ainsworth 2910-939 Homer Street Vancouver, BC, V6B 2W6	20,000,000 common shares	34.3%
Directors and Executive Officer as a Group	20,000,000 common shares	34.3%

(1) Based on 58,301,428 shares of common stock issued and outstanding as of November 30, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

_____________________________________________________

(10) Material Contracts

10.1 Mineral Property Purchase Agreement dated April 13, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 17, 2006).

10.2 Mineral Option Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2007).

10.3 Mineral Option Agreement dated July 13, 2007 (incorporated by reference from our Current Report on Form 8-K filed on July 13, 2007).

10.4 Asset Purchase Agreement dated August 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 14, 2007).

10.5 Mineral Option Agreement dated November 14, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 14, 2007).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Garrett Ainsworth

(32) Section 906 Certification

32.1 Certification of Garrett Ainsworth

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2007 were estimated to be $6,000.

_____________________________________________________

Audit Related Fees

For the fiscal year ended August 31, 2007, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $6,000.

Tax Fees

For the fiscal year ended August 31, 2007, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

_____________________________________________________

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Hawk Exploration Inc.

By: /s/ Garrett Ainsworth
Garrett Ainsworth, Chief Executive Officer,
Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garrett Ainsworth
Garrett Ainsworth	Chief Executive Officer, Secretary and Treasurer	December 14, 2007

_____________________________________________________