Form 10QSB
period 2007-11-30
BLACK HAWK EXPLORATION
filed 2008-01-22
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-130048

Black Hawk Exploration Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

58,251,428 common shares issued and outstanding as at January 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ X ] No [  ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
November 30, 2007
(Unaudited)

ASSETS

Current assets

Cash	$56,808

Total current assets	56,808

Mineral property costs	198,051

Total assets	$254,859

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$5,995

Total current liabilities	5,995

Total liabilities	5,995

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized, 58,251,428	58,251
shares issued and outstanding

Additional paid-in-capital	563,049

Deficit accumulated during the development stage	(372,436)

Total stockholders' equity	248,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,859

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through November 30, 2007
(Unaudited)

	Three Months Ended
	November 30		Inception through
	2007	2006	November 30, 2007
Cost and expenses:
Mineral costs	$530	$-	$530
General and administrative	26,060	3,950	80,395
Impairment of mineral property	-	-	291,511
Loss from operations	(26,590)	(3,950)	(372,436)
Net loss	$(26,590)	$(3,950)	$(372,436)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares
outstanding:
Basic and diluted	58,251,428	56,371,100

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through November 30, 2007
(Unaudited)

	Three Months Ended
	November 30		Inception through
	2007	2006	November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,590)	$(3,950)	$(372,436)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs		-	291,511
Net change in:
Accounts payable	1,845	505	5,995
Due to related party	(5,087)	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,832)	(3,445)	(74,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	(2,665)	-	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,665)	-	(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	-	20,000	474,300
CASH FLOWS FROM FINANCING ACTIVITIES	-	20,000	474,300
NET INCREASE (DECREASE) IN CASH	(32,497)	16,555	56,808
CASH, BEGINNING OF PERIOD	89,305	36,115	-
CASH, END OF PERIOD	$56,808	$52,670	$56,808
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:

Stock issued for mineral property costs	$-	$-	$147,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration, Inc. ("Black Hawk" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMITMENTS

Mineral Rights

Alberta Sun Option

On June 15, 2007, the Company signed an option agreement with Firestone Ventures Inc. ("Firestone") pursuant to which the Company may earn up to a 75% interest in Firestone's Alberta Sun uranium project (the “Project”) located in southwestern Alberta, Canada. Under the terms of the agreement, the Company can earn a 60% interest in the Project if the Company meets the following requirements:

  Upon signing the option agreement, pay Firestone a total of CDN $210,000 in cash (completed by payment of $196,011 on June 15, 2007) and issue Firestone 135,000 shares of the Company's common stock (issued on June 15, 2007);

  By March 20, 2009, the Company must pay Firestone CDN $70,000 in cash, issue Firestone 270,000 shares of the Company's common stock and incur $700,000 in exploration expenditures.

The 135,000 common shares were issued to Firestone on June 15, 2007 and are restricted under Rule 144. The estimated fair value of the shares was $94,500 and has been capitalized as mineral property cost. Management assessed the Alberta Sun mineral property as of August 30, 2007, and determined that the property should be impaired to $nil in accordance with the Company's impairment policy.

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

The 25,000 common shares issued to English on July 13, 2007, are restricted under Rule 144. The estimated fair value of the shares issued was $17,500 and has been capitalized as mineral property cost and assessed for impairment during the three months ended November 30, 2007.

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

The 50,000 common shares issued to MRC on August 31, 2007 are restricted under Rule 144. The estimated fair value of the shares issued was $35,000 and has been capitalized as mineral property costs and assessed for impairment during the three months ended November 30, 2007.

NWT Option

Effective November 14, 2007, the Company entered into an option agreement with Perry English of Rubicon Minerals Corp. and Precambrian Ventures Ltd. (collectively the "Optionor") pursuant to which the Company may earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, the Company can earn a 100% interest by paying the Optionor CAD86,000 cash (completed August 30, 2007) and issuing 50,000 shares of the Company's common stock on signing (issued November 14, 2007); and over the next three years paying an additional CAD95,000 in cash and issuing an additional 100,000 shares as follows: $12,000 cash and 50,000 shares in August 2008; $18,000 cash and 50,000 shares in August 2009;$25,000 cash in before August 2010; and $40,000 cash in August 2011. The Optionor will retain a 2% net smelter royalty of which 1% can be purchased by the Company for $1,000,000 at any time.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year the Company signed a management contract with a research and consulting company owned by a direct relative of the president of the Company for CDN$4,500 per month commencing June 2007. This contract is terminated upon the president’s resignation in December, 2007. (Note 6)

In the three months ended November 30, 2007 a total of $14,767 (CDN$13,500) was paid to the director. As at November 30, 2007 $nil was owed to the director.

NOTE 4 - COMMON STOCK

The Company’s authorized stocks are 300,000,000 common shares at a par value of $0.001.

As of November 30, 2007, 58,251,428 shares of the Company’s common stock are issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On December 21, 2007 the president and a director of the Company resigned from his positions with the Company. The management agreement between the Company and a company controlled by a direct relative of his was terminated upon his resignation.

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

Our financial statements are stated in United States Dollars ($, or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Black Hawk" mean Black Hawk Exploration Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.Our administrative office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90048 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (323) 275-8475. Our fiscal year end is August 31st. On March 15, 2007, we approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that we would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada. In order to acquire the claims, our President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On July 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In November 2006 our President, Garrett Ainsworth staked approximately 400 hectares of property contiguous with the Bandit claim.

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. (“Firestone”) pursuant to which we November earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the “Alberta Sun Project”). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of CDN $210,000 cash (CDN $23,300 paid in May 2007 and the remaining CDN $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

The Samotua Property, the Bandit Claim and the Alberta Sun Uranium Project shall hereinafter be referred to as the property.

Our principal focus now is to become a uranium exploration company focused on acquiring and developing high quality uranium properties. We will focus primarily on with future acquisitions.

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

Alberta Sun Uranium Project

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. (“Firestone”) pursuant to which we May earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the “Alberta Sun Project”). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of CDN $210,000 cash (CDN $23,300 paid in May 2007 and the remaining CDN $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional CDN $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone CDN $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

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

Wyoming

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming. Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the “Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.

North West Territories

Effective November 14, 2007, we entered into a formal option agreement with Perry English for Rubicon Minerals Corp. and Precambrian Ventures Ltd (collectively the “Optionor”) pursuant to which we may earn up to a 100% interest in the Optionor’s NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, we can earn a 100% interest by paying the Optionor $86,000 cash (completed) and issuing 50,000 shares on signing (completed) and paying an additional $95,000 cash and issuing 100,000 shares over the next three years. The Optionor will retain a 2% net smelter royalty (“NSR”) of which 1% can be purchased by us for $1,000,000 at any time.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2008.

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

Three Months Ended November 30, 2007

During the three months ended November 30, 2007, operating expenses totaled $26,590, and we experienced a net loss of $26,590 against no revenues. During the three months ended November 30, 2006, operating expenses totaled $3,950, and we experienced a net loss of $3,950 against no revenues. From inception to November 30, 2007, our operating expenses total $372,436 and we experienced a net loss of $372,436 against no revenues.

Financial Condition, Liquidity and Capital Resources

At November 30, 2007, there was a working capital of $50,813.

At November 30, 2007, our total assets were $254,859, which consisted of $56,808 cash and $198,051 mineral property costs.

At November 30, 2007, our total current liabilities were $5,995.

At November 30, 2007, we had cash on hand of $56,808.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2007 was $56,808.

For the three months ended November 30, 2007, net cash used in operating activities was $29,832, which consisted of a net loss of $26,590, an increase in accounts payable of $1,845 and a decrease in due to related party of $5,087.

Net cash provided by financing activity was $474,300 from inception to November 30, 2007.

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

Plan of Operation

Cash Requirements

Over the twelve months ending November 30, 2008 we plan to expend a total of approximately $174,000 in respect of our mineral properties. In particular, we plan to expend these funds on property payments on the NWT and Sand Lake North properties. In addition, we plan to acquire additional resource properties. We may not explore the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia consisting of the Samutoa Property and the Bandit Claim.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $56,808. We anticipate that we will have to raise additional cash of approximately $120,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we May modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending November 30, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

	General and Administrative		$10,000

	Operations
		Phase 1
		Trenching	$10,000
		Geological Mapping	$8,000
		Geochemical Testing	$12,000
		Phase 2 (if warranted)
		Trenching	$20,000
		Geophysical Testing	$10,000
		Drilllng	$70,000
	Property	Sand Lake North	$12,000
	Payments
		NWT	$12,000
	Working Capital		$10,000

Total			$174,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2008.

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

We have historically incurred losses, and through November 30, 2007 have incurred losses of $372,436 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB registration statement filed December 3, 2007 for the fiscal year ended August 31, 2007, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our independent accountant's report to our audited financial statements for the year ended August 30, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of November 30, 2007, we had cash in the amount of $56,808. We currently do not have any operations and we have no income.

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

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(10) Material Contracts

10.1 Mineral Property Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on January 17, 2006)

10.2 Alberta Sun Uranium Property Option Agreement (incorporated by reference from our Current Report on Form 8K, filed on June 19, 2007)

10.3 Sand Lake North Option Agreement (incorporated by reference from our Current Report on Form 8K, filed on November 14, 2007)

10.4 North West Territories Option Agreement (incorporated by reference from our Current Report on Form 8K, filed on November 14, 2007)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(30) Section 302 Certification

31.1 Certification of Garrett Ainsworth - CEO

31.2 Certification of Garrett Ainsworth - CFO

(32) Section 906 Certification

32.1 Certification of Garrett Ainsworth - CEO & CFO

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

Date: January 18, 2008