Form 10QSB
period 2008-02-29
BLACK HAWK EXPLORATION
filed 2008-04-21
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

58,301,428 common shares issued and outstanding as at April 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEET
February 29, 2008
(Unaudited)

ASSETS

Current assets:

Cash	$43,170

Total current assets	43,170

Mineral property costs	233,051

Total assets	$276,221

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$8,089

Total current liabilities	8,089

Total liabilities	8,089

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized, 58,301,428 shares issued and outstanding	58,301

Additional paid-in-capital	597,999

Deficit accumulated during the exploration stage	(388,168)

Total stockholders' equity	268,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,221

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Six and Three Months Ended February 29, 2008 and February 28, 2007
and Period from April 14, 2005 (Inception) through February 29, 2008
(Unaudited)

	Six Months Ended		Three Months Ended		Inception
					through
					February 29,
	February 29,	February 28,	February 29,	February 28,	2008
	2008	2007	2008	2007

Cost and expenses:

Mineral costs	$530	$-	$-	$-	$530

General and administrative	41,792	6,755	15,732	2,805	96,127

Impairment of mineral property	-	-	-	-	291,511

Loss from operations	(42,322)	(6,755)	(15,732)	(2,805)	(388,168)

Net loss	$(42,322)	$(6,755)	$(15,732)	$(2,805)	$(388,168)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding:

Basic and diluted	58,280,824	56,917,510	58,301,428	57,470,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended February 29, 2008 and February 28, 2007
and Period from April 14, 2005 (Inception) through February 29, 2008
(Unaudited)

	Six Months Ended		Inception
			through
	February 29,	February 28,	February 29,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,322)	$(6,755)	$(388,168)
Adjustments to reconcile net loss to cash used by
operating activities:
Impairment of mineral property costs	-	-	291,511
Net change in:
Prepaid expenses	-	(1,475)	-
Accounts payable	3,939	(570)	8,089
Due to related party	(5,087)	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(43,470)	(8,800)	(88,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	(2,665)	-	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,665)	-	(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	-	20,000	474,300
CASH FLOWS FROM FINANCING ACTIVITIES	-	20,000	474,300
NET INCREASE (DECREASE) IN CASH	(46,135)	11,200	43,170
CASH, BEGINNING OF PERIOD	89,305	36,115	-
CASH, END OF PERIOD	$43,170	$47,315	$43,170
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH
TRANSACTION:

Stock issued for mineral property costs	$35,000	$-	$182,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION

(An Exploration Stage Company)

Notes to Financial Statements

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

  Upon signing the option agreement, pay Firestone a total of CDN $210,000 in cash (completed by payment of $196,011 by June 15, 2007) and issue Firestone 135,000 shares of the Company's common stock (issued on June 15, 2007);

  By March 20, 2009, the Company must pay Firestone CDN $70,000 in cash, issue Firestone 270,000 shares of the Company's common stock and incur $700,000 in exploration expenditures.

The 135,000 common shares were issued to Firestone on June 15, 2007 and are restricted under Rule 144. The estimated fair value of the shares was $94,500 and has been capitalized as mineral property cost. Management assessed the Alberta Sun mineral property as of August 31, 2007, and determined that the property should be impaired to $nil in accordance with the Company's impairment policy.

Sand Lake North Option

On July 13, 2007, the Company signed an option agreement with Perry English ("English") on behalf of Rubicon Minerals Corp., pursuant to which the Company may earn up to a 100% interest in English's Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, the Company can earn a 100% interest by paying English CDN$44,000 in cash (completed by payment of $41,127 on July 13, 2007) and issuing 25,000 shares of the Company's common stock upon signing the option agreement (issued on July 13, 2007); and paying an additional CDN$88,000 in cash and issuing an additional 75,000 shares. English will retain a 2% net smelter royalty ("NSR") of which 1% can be purchased by Black Hawk for $1,000,000 at any time.

The 25,000 common shares issued to English on July 13, 2007, are restricted under Rule 144. The estimated fair value of the shares issued was $17,500 and has been capitalized as mineral property cost and assessed for impairment during the six months ended February 29, 2008.

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

The 50,000 common shares issued to MRC on August 31, 2007 are restricted under Rule 144. The estimated fair value of the shares issued was $35,000 and has been capitalized as mineral property costs and assessed for impairment during the six months ended February 29, 2008.

NWT Option

Effective November 14, 2007, the Company entered into an option agreement with Perry English of Rubicon Minerals Corp. and Precambrian Ventures Ltd. (collectively the "Optionor") pursuant to which the Company may earn up to a 100% interest in the Optionor's NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, the Company can earn a 100% interest by paying the Optionor CDN$86,000 cash (completed by August 31, 2007) and issuing 50,000 shares of the Company's common stock on signing (issued November 14, 2007); and over the next three years paying an additional CDN$95,000 in cash and issuing an additional 100,000 shares as follows: CDN$12,000 cash and 50,000 shares in August 2008; CDN $18,000 cash and 50,000 shares in August 2009 CDN$25,000 cash in before August 2010; and CDN $40,000 cash in August 2011. The Optionor will retain a 2% net smelter royalty of which 1% can be purchased by the Company for $1,000,000 at any time.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year the Company signed a management contract with a research and consulting company owned by a direct relative of the president of the Company for CDN$4,500 per month commencing June 2007. This contract is terminated upon the president’s resignation in December, 2007.

In the six months ended February 29, 2008 a total of $22,449 was paid to the director. As of February 29, 2008, $nil was owed to the director.

NOTE 4 - COMMON STOCK

The Company’s authorized stocks are 300,000,000 common shares at a par value of $0.001.

The Company issued 50,000 for the NWT Option in November 2007.

As of February 29, 2008, 58,301,428 shares of the Company’s common stock are issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

In March 2008 the Company terminated the Alberta Sun Option.

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

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. (“Firestone”) pursuant to which we may earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the “Alberta Sun Project”). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of CDN $210,000 cash (CDN $23,300 paid in May 2007 and the remaining CDN $186,700 in June 2007), and issuing 135,000 shares on signing (issued in June 2007) and paying an additional CDN$70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone CDN$100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

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

Alberta Sun Uranium Project

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. (“Firestone”) pursuant to which we May earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the “Alberta Sun Project”). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of CDN $210,000 cash (paid by June 2007), and issuing 135,000 shares on signing (issued in June, 2007) and paying an additional CDN $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone CDN $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners.

Location and Access

The Alberta Sun uranium property (covering over 200,000 acres) is characterized by easy access across southern Alberta rangeland.

Previous Work

Results of initial fieldwork on the project include scintillometer readings of up to 1250 cps (counts per second), visible alteration, shale beds and abundant hematite and carbonaceous material within sandstone. Composite grab samples of isolated organic debris material returned up to 7640 parts per million (ppm) uranium (0.901 U3O8). Grab rock samples (sandstone) from a separate area 40 km southeast returned 57 to 150 ppm uranium. Elevated vanadium, molybdenum, arsenic, and lead values, important indicators of sandstone-hosted uranium, occur at both areas.

A 2,384 line kilometer electromagnetic and magnetic airborne survey over four priority areas has been completed. TerraNotes Ltd. of Edmonton is carrying out initial analysis of the survey to be followed by sophisticated modeling of the dataset which should delineate high-priority areas for drilling.

In March 2008, we terminated the Alberta Sun option agreement.

Wyoming

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming. Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the “Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.

North West Territories

Effective November 14, 2007, we entered into a formal option agreement with Perry English for Rubicon Minerals Corp. and Precambrian Ventures Ltd (collectively the “Optionor”) pursuant to which we may earn up to a 100% interest in the Optionor’s NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, we can earn a 100% interest by paying the Optionor CDN$86,000 cash (completed) and issuing 50,000 shares on signing (completed) and paying an additional CDN$95,000 cash and issuing 100,000 shares over the next three years. The Optionor will retain a 2% net smelter royalty (“NSR”) of which 1% can be purchased by us for $1,000,000 at any time.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2009.

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

Three and Six Months Ended February 29, 2008

During the three months ended February 29, 2008, operating expenses totaled $15,732, and we experienced a net loss of $15,732 against no revenues. During the three months ended February 28, 2007, operating expenses totaled $2,805, and we experienced a net loss of $2,805 against no revenues.

During the six months ended February 29, 2008, operating expenses totaled $42,322, and we experienced a net loss of $42,322 against no revenues. During the six months ended February 28, 2007, operating expenses totaled $6,755, and we experienced a net loss of $6,755 against no revenues From inception to February 29, 2008, our operating expenses total $388,168 and we experienced a net loss of $388,168 against no revenues.

Financial Condition, Liquidity and Capital Resources

At February 29, 2008, there was a working capital of $35,081.

At February 29, 2008, our total assets were $276,221, which consisted of $43,170 cash and $233,051 mineral property costs.

At February 29, 2008, our total current liabilities were $8,089.

At February 29, 2008, we had cash on hand of $43,170.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 29, 2008 was $43,170.

For the six months ended February 29, 2008, net cash used in operating activities was $43,470, which consisted of a net loss of $42,322, an increase in accounts payable of $3,939 and a decrease in due to related party of $5,087.

Net cash provided by financing activity was $474,300 from inception to February 29, 2008.

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

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2009 we plan to expend a total of approximately $174,000 in respect of our mineral properties. In particular, we plan to expend these funds on property payments on the NWT and Sand Lake North properties. In addition, we plan to acquire additional resource properties. We may not explore the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia consisting of the Samutoa Property and the Bandit Claim.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $43,170. We anticipate that we will have to raise additional cash of approximately $120,000 to allow us to complete our proposed exploration program.

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

Over the twelve months ending February 28, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations

Phase 1

Trenching	$10,000

Geological Mapping	$8,000

Geochemical Testing	$12,000

Phase 2 (if warranted)

Trenching	$20,000

Geophysical Testing	$10,000

Drilllng	$70,000

Property Sand Lake North Payments	$12,000

NWT	$12,000

Working Capital	$10,000

Total	$174,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2009.

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

We have historically incurred losses, and through February 29, 2008 have incurred losses of $388,168 from our inception.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of February 29, 2008, we had cash in the amount of $43,170. We currently do not have any operations and we have no income.

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

Date: April 21, 2008