Form 10-Q
period 2008-05-31
BLACK HAWK EXPLORATION
filed 2008-07-21
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the ExchangeAct during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

58,301,428 common shares issued and outstanding as at July 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash	$28,893	$89,305
Total current assets	28,893	89,305
Other	5,000	-
Deposits	-	80,062
Mineral property cost	233,051	115,324
Total assets	$266,944	$284,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,814	$4,150
Due to related party	-	5,087
Total current liabilities	3,814	9,237
Total liabilities	3,814	9,237

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
58,301,428 and 58,251,428 shares issued and outstanding
as of May 31, 2008 and August 31, 2007, respectively	58,301	58,251
Additional paid-in capital	597,999	563,049
Deficit accumulated during the exploration stage	(393,170)	(345,846)
Total Stockholders' Equity	263,130	275,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$266,944	$284,691

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Nine and Three Months Ended May 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through May 31, 2008
(Unaudited)

					Inception
	Nine Months Ended		Three Months Ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007	2008

Cost and expenses:

Mineral costs	$530	$23,300	$-	$23,300	$530

General and administrative	46,794	9,030	5,002	2,275	101,129

Impairment of mineral property	-	-	-	-	291,511

Loss from operations	(47,324)	(32,330)	(5,002)	(25,575)	(393,170)

Net loss	$(47,324)	$(32,330)	$(5,002)	$(25,575)	$(393,170)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	58,287,742	57,103,700	58,301,428	57,470,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through May 31, 2008
(Unaudited)

			Inception
	Nine Months Ended		through
	May 31,	May 31,	May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,324)	$(32,330)	$(393,170)
Adjustments to reconcile net loss to cash used by
operating activities:
Impairment of mineral property costs	-	-	291,511
Net change in:
Accounts payable	(336)	(120)	3,814
Due to related party	(5,087)	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(52,747)	(32,450)	(97,845)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred website cost	(5,000)	-	(5,000)
Mineral property expenditures	(2,665)	-	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	(7,665)	-	(347,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	-	420,000	474,300
CASH FLOWS FROM FINANCING ACTIVITIES	-	420,000	474,300
NET INCREASE (DECREASE) IN CASH	(60,412)	387,550	28,893
CASH, BEGINNING OF PERIOD	89,305	36,115	-
CASH, END OF PERIOD	$28,893	$423,665	$28,893
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH
TRANSACTION:
Stock issued for mineral property costs	$35,000	$-	$182,000
Reclassification of deposit to mineral property
expenditures	$80,062	$-	$-

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

NOTE 2 – MINING RIGHTS AND COMMITMENTS

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

-

Upon signing the option agreement, pay Firestone a total of CDN $210,000 in cash (completed by payment of $196,011 by June 15, 2007) and issue Firestone 135,000 shares of the Company's common stock (issued on June 15, 2007);

-	By March 20, 2009, the Company must pay Firestone an additional CDN $70,000 in cash, issue Firestone 270,000 shares of the Company's common stock and incur $700,000 in exploration expenditures.

The 135,000 common shares were issued to Firestone on June 15, 2007 and are restricted under Rule 144. The estimated fair value of the shares was $94,500 and has been capitalized as mineral property cost. Management assessed the Alberta Sun mineral property as of August 31, 2007, and determined that the property should be impaired to $nil in accordance with the Company's impairment policy.

In March 2008 the Company terminated the Alberta Sun Option.

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

The 25,000 common shares issued to English on July 13, 2007, are restricted under Rule 144. The estimated fair value of the shares issued was $17,500 and has been capitalized as mineral property cost and assessed for impairment during the nine months ended May 31, 2008.

NOTE 2 – MINING RIGHTS (Continued)

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

The 50,000 common shares issued to MRC on August 31, 2007 are restricted under Rule 144. The estimated fair value of the shares issued was $35,000 and has been capitalized as mineral property costs and assessed for impairment during the nine months ended May 31, 2008.

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

In the nine months ended May 31, 2008 a total of $22,449 was paid to the director. As of May 31, 2008, $nil was owed to the director.

NOTE 4 - COMMON STOCK

The Company’s authorized stocks are 300,000,000 common shares at a par value of $0.001.

The Company issued 50,000 for the NWT Option in November 2007.

As of May 31, 2008, 58,301,428 shares of the Company’s common stock are issued and outstanding.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005. Our administrative office is located at # 305-8391 Beverly Blvd., Los Angeles, California 90048 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (323) 275-8475. Our fiscal year end is August 31st. On March 15, 2007, we approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that we would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001.

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

On June 15, 2007, we signed a formal option agreement with Firestone Ventures Inc. (“Firestone”) pursuant to which we may earn up to a 75% interest in Firestone's Alberta Sun uranium project located in southwestern Alberta, Canada (the “Alberta Sun Project”). Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of CDN $210,000 cash (CDN $23,300 paid in May 2007 and the remaining CDN $186,700 in June, 2007), and issuing 135,000 shares on signing (issued in June 2007) and paying an additional CDN$70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years. We can earn an additional 15% interest by paying Firestone CDN$100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years. Firestone will retain a 1% net smelter royalty ("NSR") of which 0.5% can be purchased by us for $500,000 at any time. There is an additional 1% NSR to the underlying property owners. In March 2008 the Company terminated the Alberta Sun Option.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2009.

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

Three and Nine Months Ended May 31, 2008

During the three months ended May 31, 2008, operating expenses totaled $5,002, and we experienced a net loss of $5,002 against no revenues. During the three months ended May 31, 2007, operating expenses totaled $25,575, and we experienced a net loss of $25,575 against no revenues.

During the nine months ended May 31, 2008, operating expenses totaled $47,324, and we experienced a net loss of $47,324 against no revenues. During the nine months ended May 31, 2007, operating expenses totaled $32,330, and we experienced a net loss of $32,330 against no revenues From inception to May 31, 2008, our operating expenses total $393,170 and we experienced a net loss of $393,170 against no revenues.

Financial Condition, Liquidity and Capital Resources

At May 31, 2008, there was a working capital of $25,079.

At May 31, 2008, our total assets were $266,944, which consisted of $28,893 cash and $233,051 mineral property costs.

At May 31, 2008, our total current liabilities were $3,814.

At May 31, 2008, we had cash on hand of $28,893.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2008 was $28,893.

For the nine months ended May 31, 2008, net cash used in operating activities was $47,324, which consisted of a net loss of $47,324, an decrease in accounts payable of $336 and a decrease in due to related party of $5,087.

Net cash provided by financing activity was $474,300 from inception to May 31, 2008.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2009 we plan to expend a total of approximately $174,000 in respect of our mineral properties. In particular, we plan to expend these funds on property payments on the NWT and Sand Lake North properties. In addition, we plan to acquire additional resource properties. We may not explore the prospect areas within the Atlin Mining Division near Telegraph Creek, British Columbia consisting of the Samutoa Property and the Bandit Claim.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $28,893. We anticipate that we will have to raise additional cash of approximately $146,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we May modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending May 31, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2009.

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

We have historically incurred losses, and through May 31, 2008 have incurred losses of $393,170 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB registration statement filed December 3, 2007 for the fiscal year ended August 31, 2007, expressed substantial doubt concerning the Company’s ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of May 31, 2008, we had cash in the amount of $28,893. We currently do not have any operations and we have no income.

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

Date: July 18, 2008