Form 10-K
period 2008-08-31
BLACK HAWK EXPLORATION
filed 2008-12-15
CIK 1349371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2008

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
Yes [X]     No [   ]

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

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

58,301,428 common shares issued and outstanding as of November 30, 2008.

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

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.  We do not currently have any properties.  We are actively pursuing an acquisition of a resource property.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. In 2005 we acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our former President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On August 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 our  former President, Garrett Ainsworth staked another approximately 400 hectares of property contiguous with the Bandit claim.  In 2008 we discontinued our pursuit of this property.

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

Messrs. Fipke and Schiller in their report make specific recommendations based on their conclusions to determine the potential of the property to host economic quantities of gold, They believe certain areas of the claim should be examined in more detail, using air photos by an experienced structural geologist. They also recommend that the previous geological mapping should be plotted on topographic maps. In addition, Messrs. Fipke and Schiller believe drill targets in certain specific areas should be established by heavy mineral sampling. Magnetic geophysical methods should also be used to locate possible mineralization.   We discontinued exploration of this property in 2008.

Alberta Sun Project

On June 15, 2007 we entered into an option agreement with Firestone Ventures to acquire the Alberta Sun Uranium project. Under the terms of the agreement, we can earn a 60% interest by paying Firestone a total of $210,000 cash (completed) and issuing 135,000 shares on signing (completed) and paying an additional $70,000 cash, issuing 270,000 shares and incurring $700,000 in exploration expenditures over the next two years.  We can earn an additional 15% interest by paying Firestone $100,000, issuing Firestone 400,000 common shares and incurring another $1 million in exploration expenditures over the following two years.  Firestone will retain a 1% net smelter royalty (“NSR”) of which 0.5% can be purchased by us for $500,000 at any time.   There is an additional 1% NSR to the underlying property owners.

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

A 2,384 line kilometer electromagnetic and magnetic airborne survey over four priority areas has been completed.  TerraNotes Ltd. of Edmonton is carrying out initial analysis of the survey to be followed by sophisticated modeling of the dataset which should delineate high-priority areas for drilling.  In, March 2008 we discontinued our pursuit of this property and terminated the Alberta Sun option.

Sand Lake North

On July 13, 2007 we signed a formal option agreement with Perry English (English) for Rubicon Minerals Corp. pursuant to which we may earn up to a 100% interest in English’s Sand Lake North project located in Ontario, Canada. Under the terms of the agreement, we can earn a 100% interest by paying English $44,000 cash (completed) and issuing 25,000 shares on signing (completed) and paying an additional $88,000 cash and issuing 75,000 shares and incurring $700,000 in exploration expenditures over the next two years.  English will retain a 2% net smelter royalty (“NSR”) of which 1% can be purchased by us for $1,000,000 at any time.   In August 2008, we discontinued our pursuit of the Sand Lake North property.  We did not make the annual payment required to keep the property in good standing under the option agreement.

Wyoming

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, ("Wyoming Claims"), located in the recording district of Lander, Wyoming.  Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the “Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.  In August 2008, we discontinued our pursuit of the Wyoming property.  We did not make the annual payment to the State of Nevada in order to keep the property in good standing.

North West Territories

Effective November 14, 2007 we entered into a formal option agreement with Perry English for Rubicon Minerals Corp. and Precambrian Ventures Ltd (collectively the “Optionor”) pursuant to which we may earn up to a 100% interest in the Optionor’s NWT project located in the Northwest Territories, Canada. Under the terms of the agreement, we can earn a 100% interest by paying the Optionor $86,000 cash (completed) and issuing 50,000 shares on signing (completed) and paying an additional $95,000 cash and issuing 100,000 shares over the next three years.  The Optionor will retain a 2% net smelter royalty (“NSR”) of which 1% can be purchased by us for $1,000,000 at any time. In August 2008, we discontinued our pursuit of the North West Territories property.  We did not make the annual payment required to keep the property in good standing under the option agreement.

We intend to formulate an exploration program based on the various reports we have reviewed.

Our exploration program is designed to economically explore and evaluate the properties.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2009.

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

Government Regulations and Supervision

Our mineral exploration program will be subject to the laws of the jurisdiction in which we operate.  We are currently sourcing projects in the North West Territories and other Canadian jurisdictions such as Ontario.  We anticipate that the jurisdiction in which we operate in the future will have regulations similar to  the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

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

We may also be subject to a mineral exploration code similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

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

Our independent accountant's report to our audited financial statements for the period ended August 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of August 31, 2008, we had cash in the amount of $26,393. We currently have minimal operations and we have no income.

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

We have commenced limited exploration on our properties.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable mineral property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under Alberta, Ontario and NWT mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our  former President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm's length transaction. On August 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 we acquired an additional 400 hectares contigous to the Bandit claim when our President staked such claims on our behalf.  The Samotua Property and the Bandit claim shall hereinafter be referred to as our 'mineral claims' or our 'property'.  In 2008 we discontinued the pursuit of this property.

Samotua Mineral Property Purchase Agreement

In April 2005, Mr. Garrett Ainsworth, our former President, entered into an agreement with Mr. Peter Burjoski of Atlin, British Columbia, whereby he acquired a total of 3 mineral claims located approximately 73 kilometers from Telegraph Creek, British Columbia. Mr. Ainsworth acquired this property on our behalf for the sum of $2,000 for a 100% undivided right, title and interest in and to these claims. On August 21, 2005, we reimbursed Mr. Ainsworth for the Samotua Property.

Title to the Samotua Property and the Bandit claim

The Samotua Property consists of 3 mineral claims totaling 493 hectares. The Bandit claim consists of one 410 hectare mineral claim.  A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Samotua property are registered 100% in the name of our former President, Garrett Ainsworth. The claims have been transferred to us by Mr. Ainsworth. The Bandit claim is registered 100% in the name of Garrett Ainsworth also. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

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

In 2008 we discontinued the pursuit of this property.

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

In March 2008, we discontinued the pursuit of this property.

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

In August 2008 we discontinued the pursuit of the Wyoming property.

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

In August 2008, we discontinued the pursuit of the North West territories property.

Our Proposed Exploration Program

We are currently reviewing geologic data for various properties in the North West Territories and the province of Ontario.  We will develop an exploration program once we have acquired a resource property.

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

A more  specific program wil be developed when we acquire another resource property.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2008.

PART II

Item 5.                 Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BHWX”.

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

As of November 30, 2008 there were 50 shareholders and 58,301,428 shares outstanding.

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

Recent Sales of Unregistered Securities

On October 20, 2006 we sold 200,000 pre-split shares to one investor at a price of $0.10 for proceeds of $20,000.
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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $150,000 in respect of our mineral properties.  We currently have enough to complete Phase 1 of our exploration program.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000

Operations: future property acquisitions	130,000

Working Capital	10,000

Total	$150,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At August 31, 2008, we had a working capital of $22,079.

At August 31, 2008, our total assets of $31,393 which consists of cash of $26,393 and prepaid expenses of $5,000. This compares with our assets at August 31, 2007 our total assets of $284,691 which consisted of $89,305 of cash, $80,062 of deposits and $115,324 of mineral property costs.

At August 31, 2008, our total liabilities were $4,314, compared to our liabilities of $9,237 as at August 31, 2007.
We have had no revenues from inception. We currently have insufficient funding to complete our proposed exploration program

Results of Operations.

We posted losses of $283,375 for the year ending August 31, 2008, losses of $326,241 for the year ended August 31, 2007, and losses of $629,221 since inception to August 31, 2008. The principal component of the loss was the property option write-off and general and administrative expenses.

Operating expenses for the year ending August 31, 2008 were $283,375 compared to the year ending August 31, 2007 that were $326,241.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties once acquired.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2009.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended August 31, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through August 31, 2008 have incurred losses of $629,221 from our inception.   During this period, we have successfully raised $474,300 from our  SB-2 offering and two subsequent private placements. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 5, 2008

Balance Sheets as at August 31, 2008 and 2007

Statements of Operations for each of the years ended August 31, 2008 and 2007 and for the period from April 14, 2005 (incorporation) to August 31, 2008

Statements of Stockholders' Equity (Deficit) for the year ended August 31, 2008 and 2007 and for the period from April 14, 2005 (incorporation) to August 31, 2008

Statements of Cash Flows for each of the years ended August 31, 2008 and 2007 and for the period from April 14, 2005 (incorporation) to August 31, 2008

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Black Hawk Exploration, Inc.
Los Angeles, CA

We have audited the accompanying balance sheet of Black Hawk Exploration, Inc. (the “Company”) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the two years ended August 31, 2008 and 2007 and the period from April 14, 2005 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hawk Exploration, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended and the period from April 14, 2005 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
December 5, 2008

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31,	August 31,
	2008	2007
ASSETS

Current assets
Cash	$26,393	$89,305
Total current assets	26,393	89,305
Prepaid expenses	5,000	-
Deposits on mineral property	-	80,062
Mineral property cost	-	115,324
Total assets	$31,393	$284,691

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$4,314	$4,150
Due to related party	-	5,087
Total current liabilities	4,314	9,237
Total liabilities	4,314	9,237

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 300,000,000 shares authorized,
58,301,428 and 58,251,428 shares issued and outstanding as of August 31, 2008 and 2007, respectively	58,301	58,251
Additional paid-in capital	597,999	563,049
Deficit accumulated during the exploration stage	(629,221)	(345,846)
Total Stockholders' Equity (DEFICIT)	27,079	275,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,393	$284,691

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through August 31, 2008

	Years Ended August 31,		Inception through
	2008	2007	August 31, 2008
Cost and expenses:
Mineral costs	$530	$-	$530
General and administrative	49,794	34,730	104,129
Impairment of mineral property costs	233,051	291,511	524,562
Loss from operations	(283,375)	(326,241)	(629,221)
Net loss	$(283,375)	$(326,241)	$(629,221)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	58,291,182	57,342,863

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 14, 2005 (Inception) through August 31, 2008

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total
	Shares*	Amount
Issuance of common stock for cash	55,470,000	$55,470	$(1,170)	$(2,000)	$-	$52,300
Net loss	-	-	-	-	(2,095)	(2,095)
Balance, August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205
Cash receipt for subscription receivable	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(17,510)	(17,510)
Balance, August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695
Issuance of common stock for cash	2,571,428	2,571	417,429	-	-	420,000
Issuance of common stock for mineral property costs	210,000	210	146,790	-	-	147,000
Net loss	-	-	-	-	(326,241)	(326,241)
Balance, August 31, 2007	58,251,428	58,251	563,049	-	(345,846)	275,454
Issuance of common stock for mineral property costs	50,000	50	34,950	-	-	35,000
Net loss	-	-	-	-	(283,375)	(283,375)
Balance, August 31, 2008	58,301,428	$58,301	$597,999	$-	$(629,221)	$27,079

*The common stock issued has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share, effective March 15, 2007.

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended August 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through August 31, 2008

	2008	2007	Inception through August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(283,375)	$(326,241)	$(629,221)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	233,051	291,511	524,562
Net change in:
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable	164	2,730	4,314
Due to related party	(5,087)	5,087	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(60,247)	(26,913)	(105,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on mineral property	-	(80,062)	-
Mineral property expenditures	(2,665)	(259,835)	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,665)	(339,897)	(342,562)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Cash received from common stock issuance	-	420,000	474,300
CASH FLOWS FROM FINANCING ACTIVITIES	-	420,000	474,300
NET INCREASE (DECREASE) IN CASH	(62,912)	53,190	26,393
Cash, beginning of period	89,305	36,115	-
Cash, end of period	$26,393	$89,305	$26,393
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$35,000	$147,000	$182,000
Reclassification of deposit to mineral property costs	$80,062	$-	$-

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Black Hawk Exploration Inc. ("the Company") was incorporated in Nevada on April 14, 2005, to engage in acquisition and exploration of mineral properties.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception of $629,221. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

Cash and Cash Equivalents

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

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2008 and 2007, the Company recorded impairment to mineral rights of $233,051 and $291,511, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To August 31, 2008 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

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

NOTE 3 - COMMITMENTS – Mineral Rights

During the year ended August 31, 2008, the Company allowed its mineral property options to expire.  Accordingly, an impairment charge of $233,051 was recorded to write-off the assets.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2007 the Company signed a management contract with a research and consulting company owned by a direct relative of the president of the Company for CDN$4,500 per month commencing June 2007. This contract was terminated upon the president’s resignation in December, 2007.

In the year ended August 31, 2008 a total of $22,449 was paid to this director. As of August 31, 2008, no balance was owed to this director.

NOTE 5 - COMMON STOCK

The Company’s authorized stocks are 300,000,000 common shares at a par value of $0.001.

In October 2006, the Company raised $20,000 from the sale of 2,000,000 post-split common shares at $0.10 per share.

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

The Company issued 50,000 shares for a mineral property option in November 2007 valued at $35,000.

As of August 31, 2008, 58,301,428 shares of the Company’s common stock are issued and outstanding.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	August 31, 2008	August 31, 2007
Income tax benefit attributable to:
Net operating loss	$96,000	$111,000
Change in valuation allowance	(96,000)	(111,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	August 31, 2007	August 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$213,900	$117,600
Valuation allowance	(213,900)	(117,600)
Net deferred tax asset	$-	$-

At August 31, 2008, the Company had an unused net operating loss carry-forward approximating $629,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2025.

Item 8.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the year ended August 31, 2008 and subsequent to August 31, 2008 through the date hereof, neither Black Hawk nor anyone on our behalf consulted with LBB & Associates Ltd., LLP. regarding either the application of accounting principles to a specified transaction, either completed or  proposed, or the type of audit opinion that might be rendered on our consolidated financial statements,  nor has LBB & Associates Ltd., LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A.              Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary.  Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.              Other Information

None.
PART III

Item 9.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at October 31, 2008, our directors and executive officer, their ages, positions held, and duration of such, are as follows:
Name	Position Held with our Company	Age	Date First Elected or Appointed
Sterling Mcleod	Director, President, Secretary and Treasurer	31	September 10, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sterling Mcleod

Since 2007, Mr. Mcleod has been a mining engineer at Shell Canada

From 2006 to 2007, Mr. Mcleod was a mining engineer at Petro Canada.  From 2003 to 2006 Mr. Mcleod was a mining engineer at Suncor  Energy.

In 2003, Mr. Mcleod graduated from the University of British Columbia Institute with a Bachelor of Mining Engineering. In 2000, Mr. Mcleod obtained a diploma in Mine Engineering  from the British Columbia Institute of Technology in Burnaby, British Columbia.

Committees of the Board

Currently our company has the following committees:
•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of Sterling Mcleod.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Sterling Mcleod.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Sterling Mcleod.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

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

On April 14, 2005, we issued a total of 2,000,000 shares of restricted common stock to Mr. Ainsworth, a former officer and director of our company for a subscription receivable of $2,000.  On September 11, 2008 Mr. Ainsworth transferred all of his shares to our new President Sterling Mcleod for cash consideration of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2008, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to our annual report filed December 21, 2006.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Black Hawk Exploration Inc., 8391 Beverly Blvd. #305, Los Angeles, California 90048.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended August 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2008.

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

Item 11.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 30, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Sterling Mcleod 506-733 3rd Ave SW Calgary, Alberta T2P 0G7	20,000,000 common shares	34.3%
Directors and Executive Officer as a Group	20,000,000 common shares	34.3%

(1)
Based on 58,301,428 shares of common stock issued and outstanding as of November 30, 2008.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 13.                 Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
(10)	Material Contracts
10.1	None
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Sterling Mcleod
(32)	Section 906 Certification
32.1	Certification of Sterling Mcleod

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 were estimated to be $15,400.

Audit Related Fees

For the fiscal year ended August 31, 2008, the aggregate fees billed fo assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

•	approved by our audit committee (which consists of entire Board of Directors); or
•
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

Black Hawk Exploration Inc.

By: /s/ Sterling Mcleod
Sterling Mcleod, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  December 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling Mcleod
Sterling Mcleod	President, Secretary and Treasurer	December 14, 2008