Form 10-Q
period 2008-11-30
BLACK HAWK EXPLORATION
filed 2009-01-20
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

58,301,428 common shares issued and outstanding as at January 14, 2008

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets
Cash	$21,173	$26,393
Total current assets	21,173	26,393
Prepaid expenses	5,000	5,000
Total assets	$26,173	$31,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,604	$4,314
Total current liabilities	4,604	4,314
Total liabilities	4,604	4,314

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
58,301,428 shares issued and outstanding as of November 30 and August 31, 2008, respectively	58,301	58,301
Additional paid-in capital	597,999	597,999
Deficit accumulated during the exploration stage	(634,731)	(629,221)
Total stockholders' equity	21,569	27,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,173	$31,393

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through November 30, 2008
(Unaudited)

	Three Months Ended November 30,		Inception through
	2008	2007	November 30, 2008
Cost and expenses:
Mineral costs	$-	$530	$530
General and administrative	5,510	26,060	109,639
Impairment of mineral property costs	-	-	524,562
Loss from operations	(5,510)	(26,590)	(634,731)
Net loss	$(5,510)	$(26,590)	$(634,731)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	58,301,428	58,251,428

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through November 30, 2008
(Unaudited)

	Three Months Ended November 30,		Inception through
	2008	2007	November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,510)	$(26,590)	$(634,731)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Net change in:
Prepaid expenses	-	-	(5,000)
Accounts payable	290	1,845	4,604
Due to related party	-	(5,087)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,220)	(29,832)	(110,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	-	(2,665)	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,665)	(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	-	-	474,300
Cash received for share subscriptions	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	474,300
NET INCREASE (DECREASE) IN CASH	(5,220)	(32,497)	21,173
Cash, beginning of period	26,393	89,305	-
Cash, end of period	$21,173	$56,808	$21,173
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$-	$-	$182,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in Form 10-K, have been omitted.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2009.

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

•	Locating claims
•	Posting claims
•	Working claims
•	Reporting work performed

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

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

•	Prospecting using hand-held tools
•	Geological and geochemical surveying
•	Airborne geophysical surveying
•	Hand-trenching without the use of explosives
•	The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

•	Drilling, trenching and excavating using machinery
•	Disturbance of the ground by mechanical means

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

Three Months Ended November 30, 2008

 During the three months ended November 30, 2008, operating expenses totaled $5,510, and we experienced a net loss of $5,510 against no revenues. During the three months ended November 30, 2007, operating expenses totaled $26,590, and we experienced a net loss of $26,590 against no revenues from inception to November 30, 2008, our operating expenses total $634,731 and we experienced a net loss of $634,731 against no revenues.

Financial Condition, Liquidity and Capital Resources

At November 30, 2008, there was a working capital of $16,569.

At November 30, 2008, our total assets were $26,173, which consisted of cash of $21,173 and prepaid expense of $5,000.

At November 30, 2008, our total current liabilities were $4,604.

At November 30, 2008, we had cash on hand of $21,173.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2008 was $21,173.

For the three months ended November 30, 2008, net cash used in operating activities was $5,510, which consisted of a net loss of $5,510.

Net cash provided by financing activity was $474,300 from inception to November 30, 2008.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

Plan of Operation

Cash Requirements

Over the twelve months ending November 30, 2009 we plan to expend a total of approximately $150,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $21,173. We anticipate that we will have to raise additional cash of approximately $130,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending November 30, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations: future property acquisitions	$130,000

Working Capital	$10,000

Total	$150,000

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through November 30, 2008 have incurred losses of $634,731 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K annual report filed December 15, 2008 for the fiscal year ended August 31, 2008, expressed substantial doubt concerning the Company’s ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of November 30, 2008, we had cash in the amount of $21,173. We currently do not have any operations and we have no income.

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

Although we have recently commenced operations and are preparing to commence exploration, we have commenced limited exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

There are several governmental regulations that materially restrict mineral property exploration and development. The regulatory regime under which we operate in the future will likely require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

BLACK HAWK EXPLORATION INC.

By: /s/ Sterling Mcleod
Sterling Mcleod, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 15, 2008