Form 10-Q
period 2009-02-28
BLACK HAWK EXPLORATION
filed 2009-04-13
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009____________

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

58,301,428 common shares issued and outstanding as at April 14, 2009

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$19,423	$26,393
Total current assets	19,423	26,393
Prepaid expenses	5,000	5,000
Total assets	$24,423	$31,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$11,194	$4,314
Total current liabilities	11,194	4,314
Total liabilities	11,194	4,314

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
58,301,428 shares issued and outstanding as of February 28, 2009 and August 31, 2008	58,301	58,301
Additional paid-in capital	597,999	597,999
Deficit accumulated during the exploration stage	(643,071)	(629,221)
Total Stockholders' Equity	13,229	27,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,423	$31,393

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Six and Three Months Ended February 28, 2009 and February 29, 2008
and Period from April 14, 2005 (Inception) through February 28, 2009
(Unaudited)

	Six Months Ended		Three Months Ended		Inception through
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009
Cost and expenses:
Mineral costs	$-	$530	$-	$-	$530
General and administrative	13,850	41,792	8,340	15,732	117,979
Impairment of mineral property costs	-	-	-	-	524,562
Loss from operations	(13,850)	(42,322)	(8,340)	(15,732)	(643,071)
Net loss	$(13,850)	$(42,322)	$(8,340)	$(15,732)	$(643,071)

Net loss per share:
Basic and diluted	$-	$-	$-	$-
Weighted average shares outstanding:
Basic and diluted	58,301,428	58,280,824	58,301,428	58,301,428

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2009 and February 29, 2008
and Period from April 14, 2005 (Inception) through February 28, 2009
(Unaudited)

	Six Months Ended		Inception through
	February 28, 2009	February 29, 2008	February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,850)	$(42,322)	$(643,071)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Net change in:
Prepaid expenses	-	-	(5,000)
Accounts payable	6,880	3,939	11,194
Due to related party	-	(5,087)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,970)	(43,470)	(112,315)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	-	(2,665)	(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,665)	(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	-	-	474,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	474,300
NET INCREASE (DECREASE) IN CASH	(6,970)	(46,135)	19,423
Cash, beginning of period	26,393	89,305	-
Cash, end of period	$19,423	$43,170	$19,423
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$-	$35,000	$182,000

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Black Hawk Exploration Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported in Form 10-K, have been omitted.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2010.

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

Three Months Ended February 28, 2009

 During the three months ended February 28, 2009, operating expenses totaled $8,340, and we experienced a net loss of $8,340 against no revenues. During the three months ended February 29, 2008, operating expenses totaled $15,732, and we experienced a net loss of $15,732 against no revenues. From inception to February 28, 2009, our operating expenses total $643,071 and we experienced a net loss of $643,071 against no revenues.

Six Months Ended February 28, 2009

 During the six months ended February 28, 2009, operating expenses totaled $13,850, and we experienced a net loss of $13,850 against no revenues. During the six months ended February 29, 2008, operating expenses totaled $42,322, and we experienced a net loss of $42,322 against no revenues. From inception to February 28, 2009, our operating expenses total $643,071 and we experienced a net loss of $643,071 against no revenues.

Financial Condition, Liquidity and Capital Resources

At February 28, 2009, there was a working capital of $8,229.

At February 28, 2009, our total assets were $24,423, which consisted of cash of $19,423 and prepaid expense of $5,000.

At February 28, 2009, our total current liabilities were $11,194.

At February 28, 2009, we had cash on hand of $19,423.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 28, 2009 was $19,423

For the three months ended February 28, 2009, net cash used in operating activities was $8,340 which consisted of a net loss of $8,340.

Net cash provided by financing activities was $474,300 from inception to February 28, 2009.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2010 we plan to expend a total of approximately $150,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $19,423. We anticipate that we will have to raise additional cash of approximately $130,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending February 28, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We have historically incurred losses, and through February 28, 2009 have incurred losses of $643,071 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of February 28, 2009, we had cash in the amount of $19,423. We currently do not have any operations and we have no income.

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

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(30) Section 302 Certification

30.1 Certification of Sterling Mcleod

(32) Section 906 Certification

32.1 Certification of Steling Mcleod

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

Date: April 14, 2009