Form 10-Q
period 2009-05-31
BLACK HAWK EXPLORATION
filed 2009-07-15
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009____________

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

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$17,823	$26,393
Total current assets	17,823	26,393
Prepaid expenses	5,000	5,000
Total assets	$22,823	$31,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,094	$4,314
Total current liabilities	12,094	4,314
Total liabilities	12,094	4,314

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
58,301,428 shares issued and outstanding as of May 31, 2009 and August 31, 2008	58,301	58,301
Additional paid-in capital	597,999	597,999
Deficit accumulated during the exploration stage	(645,571)	(629,221)
Total Stockholders' Equity	10,729	27,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,823	$31,393

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Nine and Three Months Ended May 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through May 31, 2009
(Unaudited)

	Nine Months Ended		Three Months Ended		Inception through
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009
Cost and expenses:
General and administrative	$16,350	$47,324	$2,500	$5,002	$121,009
Impairment of mineral property costs	-	-	-	-	524,562
Loss from operations	(16,350)	(47,324)	(2,500)	(5,002)	(645,571)
Net loss	$(16,350)	$(47,324)	$(2,500)	$(5,002)	$(645,571)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	58,301,428	58,287,742	58,301,428	58,301,428

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through May 31, 2009
(Unaudited)

	Nine Months Ended				Inception through
	May 31, 2009		May 31, 2008		May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(16,350)		$(47,324)		$(645,571)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs		-		-		524,562
Net change in:
Prepaid expenses		-		(5,000)		(5,000)
Accounts payable		7,780		(336)		12,094
Due to related party		-		(5,087)		-
CASH FLOWS USED IN OPERATING ACTIVITIES		(8,570)		(57,747)		(113,915)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures		-		(2,665)		(342,562)
CASH FLOWS USED IN INVESTING ACTIVITIES		-		(2,665)		(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance		-		-		474,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		-		-		474,300
NET INCREASE (DECREASE) IN CASH		(8,570)		(60,412)		17,823
Cash, beginning of period		26,393		89,305		-
Cash, end of period		$17,823		$28,893		$17,823
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-		$-		$-
Cash paid for income taxes		$-		$-		$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property Reclassifications of deposit to mineral property	$ $	- -	$ $	$35,000 80,062	$ $	$182,000 -

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

NOTE 2-RECLASSIFICATION

Certain 2008 amounts have been reclassified to conform to 2009 presentation. These reclassifications had no effect on the Company's reported net loss.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2010.

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

We will also subject to regulations similar to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

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

Three Months Ended May 31, 2009

 During the three months ended May 31, 2009, operating expenses totaled $2,500, and we experienced a net loss of $2,500 against no revenues. During the three months ended May 31, 2008, operating expenses totaled $5,002, and we experienced a net loss of $5,002 against no revenues.

Nine Months Ended May 31, 2009

 During the nine months ended May 31, 2009, operating expenses totaled $16,350, and we experienced a net loss of $16,350 against no revenues. During the nine months ended May 31, 2008, operating expenses totaled $47,324, and we experienced a net loss of $47,324 against no revenues. From inception to May 31, 2009, our operating expenses total $645,571 and we experienced a net loss of $645,571 against no revenues.

Financial Condition, Liquidity and Capital Resources

At May 31, 2009, there was a working capital of $5,729.

At May 31, 2009, our total assets were $22,823, which consisted of cash of $17,823 and prepaid expense of $5,000.

At May 31, 2009, our total current liabilities were $12,094.

At May 31, 2009, we had cash on hand of $17,823.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2009 was $17,823

Net cash provided by financing activities was $474,300 from inception to May 31, 2009.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2010 we plan to expend a total of approximately $150,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $17,823. We anticipate that we will have to raise additional cash of approximately $130,000 to allow us to complete our proposed exploration program. We will likely require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

We do not have enough funds to commence and complete our proposed exploration program.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending May 31, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We have historically incurred losses, and through May 31, 2009 have incurred losses of $645,571 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of May 31, 2009, we had cash in the amount of $17,823. We currently do not have any operations and we have no income.

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

Date: July 14, 2009