Form 10-K/A
period 2008-08-31
BLACK HAWK EXPLORATION
filed 2009-09-03
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  [   ] to  [   ]

Commission file number   000-51988

BLACK HAWK EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8391 Beverly Blvd., Suite 305 Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (323) 275-8475

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

The mineral claims are located at latitude 58 o 04' north and longitude 132 o 20' west.

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

The Alberta Sun uranium property (covering over 200,000 acres) is characterized by easy access across southern Alberta rangeland.  Results of initial fieldwork on the project include scintillometer readings of up to 1250 cps (counts per second), visible alteration, shale beds and abundant hematite and carbonaceous material within sandstone.  Composite grab samples of isolated organic debris material returned up to 7640 ppm uranium (0.901 U 3 O 8 ).  Grab rock samples (sandstone) from a separate area 40 km southeast returned 57 to 150 ppm uranium.  Elevated vanadium, molybdenum, arsenic, and lead values, important indicators of sandstone-hosted uranium, occur at both areas.

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

We may also be subject to a mineral exploration code similar to the British Columbia Mineral Exploration Code (the "Code" ) that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

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

W e need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

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

Our business plan calls for significant expenses in connection with the exploration of the property.  We do not currently have sufficient funds to conduct initial exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated .

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

We do not expect to declare or pay any dividends .

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

Volatility of Stock Price .

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

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty.  Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our mineral claims, that is the province of British Columbia. In the 19 th century the practice of reserving the minerals from fee simple Crown grants was established. Minerals are reserved from Crown land dispositions under the Mineral Tenure Act (British Columbia). The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. Our claims are mineral claims issued pursuant to the Mineral Tenure Act (British Columbia). We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The legal significance of these different ownership interests is simply that the Crown maintains fee simple ownership of the surface rights on the properties and we have obtained the right to all of the underlying minerals. Under provisions of the Mineral Tenure Act (British Columbia) a claim grants the holder the rights to use the surface for exploration and mining purposes. A disposition of surface rights by the Crown cannot diminish the rights of the mineral titleholder.

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

The mineral claims are located at latitude 58 o 04' north and longitude 132 o 20' west.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Sterling Mcleod 506-733 3 rd Ave SW Calgary, Alberta T2P 0G7	20,000,000 common shares	34.3%
Directors and Executive Officer as a Group	20,000,000 common shares	34.3%

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