Form 10-K/A
period 2008-08-31
BLACK HAWK EXPLORATION
filed 2009-11-05
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A Amendment No. 2

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  [   ] to  [   ]

Commission file number   000-51988

BLACK HAWK EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	27-0670160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1174 Manito NW, PO Box 363, Fox Island WA	98333
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (253) 973-7135

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Item 13.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
(10)	Material Contracts
10.1	None
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Kevin M. Murphy
31.2	Certification of Howard Bouch
(32)	Section 906 Certification
32.1	Certification of Kevin M. Murphy & Howard Bouch

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

Black Hawk Exploration Inc.

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO

/s/ Howard Bouch_______________________________
Howard Bouch, CFO

Date:  November 3, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Murphy
Kevin M. Murphy	President, CEO	November 3, 2009
/s/ Howard Bouch
Howard Bouch	CFO	November 3, 2009