Form 10-Q/A
period 2008-11-30
BLACK HAWK EXPLORATION
filed 2009-11-05
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No 2

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

1174 Manito NW, PO Box 363, Fox Island, WA 98333
(Address of principal executive offices)
(253) 973-7135
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

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(30) Section 302 Certification

31.1 Certification of Kevin Murphy

31.2 Certification of Howard Bouch

(32) Section 906 Certification

32.1 Certification of Kevin Murphy and Howard Bouch

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HAWK EXPLORATION INC.

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO

/s/ Howard Bouch
Howard Bouch, CFO

Date: November 3, 2009