Form 10-Q/A
period 2009-02-28
BLACK HAWK EXPLORATION
filed 2009-11-05
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 2

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

BLACK HAWK EXPLORATION INC.

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO
(Principal Executive Officer,)

Date: November 3, 2009

By: /s/ Howard Bouch
Howard Bouch, CFO
(Principal Financial Officer)

Date: November 3, 2009