Form 10-K
period 2009-08-31
BLACK HAWK EXPLORATION
filed 2009-11-30
CIK 1349371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  [   ] to  [   ]

Commission file number   000-51988

BLACK HAWK EXPLORATION INC.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.) 27-0670160

1174 Manito NW, PO Box 363, Fox Island WA	98333
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (253) 973-7135

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

59,201,428 common shares issued and outstanding as of November 24, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [   ];   No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X ]

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at 9360 W.  Flamingo #110-158 Las Vegas, NV 89147 and our business office is located at 1174 Manitou Dr.,PO Box 363, Fox Island, WA 98333

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.  Black Hawk Exploration is a diversified energy and metals exploration company focused on identifying and exploring strategic high value properties and developing new prospective projects globally. Black Hawk Exploration will establish wholly owned corporate identities in multiple strategic minerals, high value commodities, and rare earth projects. In August 2009 the Company formed a wholly owned Nevada subsidiary, Blue Lithium Energy Inc. Blue Lithium Energy will initially acquire, explore and develop a portfolio of strategic Lithium properties in the United States and Canada.

The area the Company is currently evaluating has a geologic and topographic setting that is similar to Clayton Valley.  During the mid-to late 1970’s the U.S. Geological Survey (USGS) evaluated Lithium deposits and resources around the world.  During the course of the program they drilled 22 holes in Nevada and Arizona.  Initial drilling was in Clayton Valley (one of these drill sites was on Black Hawk claims adjacent to Chemetall Foote) to evaluate the known continental-brines.  USGS holes drilled in the new target area  had 1.3 and 1.7 ppm Lithium in the brines that were intersected plus 287 and 364 ppm lithium in the sediments.   These are within the range of values that could be indicative for lithium brines in the target area.

We hold title to 56 placer mineral claims over a 1,120 acre site. The mineral claims give us the right to all of the minerals which can be claimed by placer claims underlying  the land on which the claims have been staked. We began exploration on our property in September 2009.

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

On September 30, 2009 Black Hawk announced its Clayton Valley, Nevada acquisition. Black Hawk’s 1,120 acre site is located in the lithium rich Clayton Valley which is the home of the largest lithium brine production facility in the U.S. The Chemetall Foote facility has produced in excess of 50 million Kg of lithium to date and is scaled to produce 1.2 million Kg a year. The American Institute of Mining estimates the mineral resource of the Clayton Valley to be 750 million Kg of lithium. The lithium brine deposits are located at depths of a few hundred meters and can be extracted in an environmentally friendly manner.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2010.

Competition

The Lithium industry is fragmented. We compete with other exploration companies looking for Lithium. We are one of the smallest exploration companies. We are an infinitely small participant in the Lithium exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of Lithium from our property. Readily available Lithium markets exist in Canada and around the world for the sale of Lithium. As the international demand for battery-powered devices steadily increases, the Global demand for our potential lithium production will focus the investment communities spotlight on Black Hawk and its Clayton Valley holdings. The Chemetall Foote Minerals facility at their Clayton Valley Silver Peak Mine, located in close proximity to our Blue Lithium Clayton Valley holdings, has been continually producing lithium utilizing brines from shallow 300 ft to 800 ft wells for almost 45 years (1965).

Government Regulations and Supervision

Our mineral exploration program will be subject to the rules of the Bureau of Land Management (BLM).

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process. This provides for permitting less then 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current program. Most typically the entire Notice Level Permitting (NLP) is approved / accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval.

The submission of Black Hawk’s NLP will describe our ownership, intended exploration program, planned disturbance, and reclamation plans. The reclamation program for the NLP requires bonding based on a prescribed BLM formula. The bonding process will utilize the Nevada Division of Mining Statewide Bonding Pool.

Black Hawk’s Board of Directors have approved funding for the program submitted by Black Hawk Exploration’s Geologists and expect the Clayton Valley permitting process to begin by the end of November, 2009.

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

Our independent accountant's report to our audited financial statements for the period ended August 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of August 31, 2009, we had cash in the amount of $13,000. We currently have minimal operations and we have no income.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under the rules of the BLM, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of rare earth minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for Lithium Brine. The growth of demand for Lithium may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

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

We plan to continue exploration on our mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable Lithium Brine exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of Lithium on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

We have no known Lithium reserves and we cannot guarantee we will find any Lithium or if we find Lithium, that production will be profitable.

We have no known Lithium reserves.  We have not identified any Lithium on the property and we cannot guarantee that we will ever find any Lithium.  We did rely upon expert advice in selecting the property for the exploration.   If we cannot find Lithium or it is not economical to recover, we will have to cease operations.

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

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

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

Volatility of Stock Price .

Our common shares are currently publicly traded on the OTC BB exchange under the symbol BHWX.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2.                 Description of Property.

Location and Access

The BMP placer mining claims are located approximately 24 air miles southwest of Tonopah, Nevada.  Tonopah is 290 highway miles southeast of Reno, Nevada and 214 highway miles northwest of Las Vegas Nevada.  The claims are in the Clayton Valley within the Silver Peak mining district.

Access to the claims is via 52 miles of paved U.S. and Nevada State highways from Tonopah leading to 4 miles of improved gravel roads within Clayton Valley which cross the center of the claims.  Sources of power and water are available less than 3 miles from the claims.  Labor and supplies are available at Tonopah, Las Vegas or Reno which are local and regional mining and supply centers.

The mineral claims are located in section 30, T1S/R40E, MDBM.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2009.

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

As of November 24, 2009 there were 22 shareholders and 59,201,428 shares outstanding.

On October 19, 2009 Black Hawk announced that it had entered into an equity financing agreement for up to $1,000,000 from private investors. Under the terms of the agreement, Black Hawk has the right to call upon funds as needed.  Black Hawk has received its first tranche which will be used for additional claim evaluations and operating expenses. Black Hawk may draw up to $1,000,000 in total by issuing units consisting of one share of its common stock at $0.85 US and one common stock purchase warrant exercisable for the purchase of one additional share of common stock at $1.05 for the first 12 months and $1.25 if exercised by the end of the second year. The securities to be issued under the agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On October 20, 2006 we sold 200,000 pre-split shares to one investor at a price of $0.10 for proceeds of $20,000.
On May 30, 2007, we closed a private placement of 571,428 common shares for gross proceeds of $400,000.
On August 6, 2009 we closed a private placement of 600,000 common shares at $0.10 for proceeds of $60,000.
On October 16, 2009 we closed a private placement of 64,705 common shares at a price of $0.85 for proceeds of $54,999.25.
On November 20, 2009 the Company received a first tranche of $200,000 under a share agreement that provides the Company with up to $1,000,000.  The agreement is to issue common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.                 Selected Financial Data

Not required

Item 7.                 Management's Discussion and Analysis or Plan of Operation.

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

Plan of Operations

Cash Requirements

On October 19, 2009 Black Hawk announced that it had entered into an equity financing agreement for up to $1,000,000 from private investors. Under the terms of the agreement, Black Hawk has the right to call upon funds as needed.  Black Hawk has received its first tranche which will be used for additional claim evaluations and operating expenses. Black Hawk may draw up to $1,000,000 in total by issuing units consisting of one share of its common stock at $0.85 US and one common stock purchase warrant exercisable for the purchase of one additional share of common stock at $01.05 for the first 12 months and $1.25 if exercised by the end of the second year. The securities to be issued under the agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

The signing of this equity financing agreement will allow us to fund the implementation of our operations and acquisitions strategy. In light of this new funding commitment all current acquisitions and projects under consideration were put on hold to be reviewed and prioritized to maximize future growth. It was decided that the first priority of Blue Lithium is to be its exploration program. Black Hawk expects to have additional information available for its shareholders regarding the recommendations of our Geologist, A.L.(Buster) Hunsaker by the end of November 2009.

On November 2, 2009, the Company announced plans to advance the Blue Lithium 56 claim 1,120 acre land position in the Clayton Valley, Esmeralda County Nevada.   Hunsaker, Inc., consulting geologists to Black Hawk have recommended an initial drill program for Lithium bearing brines. The brines are expected to occur between 600 and 800 feet based on the 1980’s U.S. Geological Survey work completed in the 1980’s by the U.S. Geological Survey and the nearby producing wells at the Chemetall-Foote Silver Peak operation also in Clayton Valley. Drilling costs are estimated to be $30 a foot and the drill program is designed to identify the depth of the Brines, Lithium concentration, chemical characteristics and the geologic/aquifer settings.

On November 20, 2009 the Company received the first draw down of $200,000 from the financing commitment. Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations.

Over the next twelve months we intend to use funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$50,000

Operations: future property acquisitions	200,000

Working Capital	10,000

Total	$260,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At August 31, 2009, we had a working capital of $46,500.

At August 31, 2009, our total assets of $50,200 which consists of cash of $13,000, prepaid expenses of $33,500 and mineral property cost of $3,700. This compares with our assets at August 31, 2008 of $31,393, which consisted of cash of $26,393 and prepaid expenses of $5,000.

At August 31, 2009, our total liabilities were $nil, compared to our liabilities of $4,314 as at August 31, 2008.  We have had no revenues from inception.

Results of Operations.

We posted losses of $66,879 for the year ending August 31, 2009, losses of $283,375 for the year ended August 31, 2008, and losses of $696,100 since inception to August 31, 2009. The principal component of the loss was the property option write-off and general and administrative expenses.

Operating expenses for the year ending August 31, 2009 were $66,879 compared to the year ending August 31, 2008 that were $283,375.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties once acquired.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2010.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended August 31, 2009, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through August 31, 2009 have incurred losses of $696,100 since our inception.   During this period, we have successfully raised $534,300 from our SB-2 offering and five subsequent private placements. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements. There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing  and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our SB-2 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 8.                 Financial Statements.

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 24, 2009	F-1
Consolidated Balance Sheets as at August 31, 2009 and 2008	F-2
Consolidated Statements of Operations for each of the years ended August 31, 2009 and 2008 and the period from April 14, 2005 (inception) to August 31, 2009	F-3
Consolidated Statements of Stockholders' Equity for the years ended August 31, 2009 and 2008 and for the period from April 14, 2005 (inception) to August 31, 2009	F-4
Consolidated Statements of Cash Flows for each of the years ended August 31, 2009 and 2008 and the period from April 14, 2005 (inception) to August 31, 2009	F-5
Notes to the Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Black Hawk Exploration Inc.
(An Exploration Stage Company)
Fox Island, WA

We have audited the accompanying consolidated balance sheets of Black Hawk Exploration Inc. (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended and the period from April 14, 2005 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Hawk Exploration Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and the period from April 14, 2005 (inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
November 24, 2009

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2009	2008
ASSETS

Current assets
Cash	$13,000	$26,393
Prepaid expenses	33,500	5,000
Total current assets	46,500	31,393

Mineral property	3,700	-
Total assets	$50,200	$31,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$4,314
Total current liabilities	-	4,314
Total liabilities	-	4,314

COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
59,201,428 and 58,301,428 shares issued and outstanding as of August 31, 2009 and 2008, respectively	59,201	58,301
Additional paid-in capital	687,099	597,999
Deficit accumulated during the exploration stage	(696,100)	(629,221)
Total Stockholders' Equity	50,200	27,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,200	$31,393

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2009 and 2008
and the Period from April 14, 2005 (Inception) through August 31, 2009

	Years Ended August 31,		Inception through
	2009	2008	August 31, 2009
Cost and expenses:
Mineral costs	$1,300	$530	$1,830
General and administrative	35,579	49,794	139,708
Stock-based compensation	30,000	-	30,000
Impairment of mineral property costs	-	233,051	524,562
Loss from operations	(66,879)	(283,375)	(696,100)
Net loss	$(66,879)	$(283,375)	$(696,100)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	58,359,784	58,291,182

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through August 31, 2009

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total
	Shares*	Amount
Issuance of common stock for cash	55,470,000	$55,470	$(1,170)	$(2,000)	$-	$52,300
Net loss	-	-	-	-	(2,095)	(2,095)
Balance, August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205
Cash receipt for subscription receivable	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(17,510)	(17,510)
Balance, August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695
Issuance of common stock for cash	2,571,428	2,571	417,429	-	-	420,000
Issuance of common stock for mineral property costs	210,000	210	146,790	-	-	147,000
Net loss	-	-	-	-	(326,241)	(326,241)
Balance, August 31, 2007	58,251,428	58,251	563,049	-	(345,846)	275,454
Issuance of common stock for mineral property costs	50,000	50	34,950	-	-	35,000
Net loss	-	-	-	-	(283,375)	(283,375)
Balance, August 31, 2008	58,301,428	58,301	597,999	-	(629,221)	$27,079
Issuance of common stock for cash	600,000	600	59,400	-	-	60,000
Issuance of common stock for services	300,000	300	29,700	-	-	30,000
Net loss	-	-	-	-	(66,879)	(66,879)
Balance, August 31, 2009	59,201,428	$59,201	$687,099	$-	$(696,100)	$50,200

*The common stock issued has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share, effective March 15, 2007.

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2009 and 2008
and the Period from April 14, 2005 (Inception) through August 31, 2009

	August 31, 2009	August 31, 2008	Inception through August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,879)	$(283,375)	$(696,100)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	-	233,051	524,562
Stock-based compensation	30,000	-	30,000
Net change in:
Prepaid expenses	(28,500)	(5,000)	(33,500)
Accounts payable	(4,314)	164	-
Due to related party	-	(5,087)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(69,693)	(60,247)	(175,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	(3,700)	(2,665)	(346,262)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,700)	(2,665)	(346,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	60,000	-	534,300
Cash received for share subscriptions	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	60,000	-	534,300
NET INCREASE (DECREASE) IN CASH	(13,393)	(62,912)	13,000
Cash, beginning of period	26,393	89,305	-
Cash, end of period	$13,000	$26,393	$13,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$-	$35,000	$182,000
Reclassification of deposit to mineral property costs	$-	$80,062	$-

The accompanying notes are an integral part of these consolidated  financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Black Hawk Exploration Inc. ("the Company") was incorporated in Nevada on April 14, 2005, to engage in acquisition and exploration of mineral properties.

On August 11, 2009 the Company formed Blue Lithium Energy Inc. (“Blue Lithium”), a wholly owned subsidiary under the laws of the State of Nevada to acquire, explore and develop lithium properties in the United States and Canada.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception of $696,100. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiary, Blue Lithium Energy Inc., a Nevada corporation. All intercompany transactions have been eliminated.

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

Mineral Property Acquisition Costs

The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

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

Impairment of Mineral Rights

The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company's current business model. During the years ended August 31, 2009 and 2008, the Company recorded impairment to mineral rights of $Nil and $233,051, respectively.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2009 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Stock Based Compensation

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

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

Financial Instruments

As of August 31, 2009, the Company's financial instruments consist of cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of fiscal 2009, and provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the year ended August 31, 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not yet adopted)

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will not have a material impact on our financial condition, results of operations or cash flows.

NOTE 3 – MINERAL RIGHTS

During August, 2009, a geologist engaged by the Company identified and acquired 56 lithium claims in the State of Nevada on behalf of the Company. The titles to these claims were transferred to the Company subsequent to the year end.

During the year ended August 31, 2008, the Company allowed its mineral property options on the Northwest Territories property to expire.  Accordingly, an impairment charge of $233,051 was recorded to write-off the assets.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 27, 2009, the Company signed a consulting agreement (the “Consulting Agreement”) for a term of eight months with a private company (the “Consultant”) that has a common director with the Company, whereby the Consultant receives $3,000 per month for consulting services on corporate, administrative, business planning and business analysis, and receives a maximum of $500 per month for preapproved expenses. In accordance with the Consulting Agreement, consulting fees of $6,000 for the first and last month of the term of the Agreement were paid and 280,000 common shares of the Company were issued to the Consultant upon signing of the Consulting Agreement (Note 6). On September 5, 2009 the consulting fees were increased to $4,000 per month in an amended agreement, which were further amended to $4,500 per month on October 5, 2009 (Note 5). In addition, the Company paid consulting fees of $3,000 to the Consultant for services provided prior to the signing of the Agreement.

During the year ended August 31, 2009, the Company issued 20,000 common shares to the two new directors of the Company, valued at $0.10 per share for total director’s compensation of $2,000.

During the year ended August 31, 2008, total management fee of $22,449 was paid to a director of the Company. As of August 31, 2008, this director resigned and no balance was owed to this director.

NOTE 5 - COMMITMENTS

In accordance with the amended Consulting Agreements with a related party of the Company, the Company pays the related consultant consulting fees of $4,000 for the month of September, 2009, and $4,500 per month for the five months from October 2009 to February 2010, and a maximum of $500 for preapproved expenses per month for the six months from September 2009 to February 2010 (Note 4).

NOTE 6 - COMMON STOCK

The Company’s authorized stocks consist of 300,000,000 common shares at a par value of $0.001.

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

On May 30, 2007, the Company closed a private placement for an aggregate of 571,428 common shares at a price of $0.70 for total proceeds of $400,000. These common shares were issued in June 2007.

From June to August 2007, the Company issued 210,000 common shares valued at $147,000 in connection with its mineral property option agreements and acquisition agreement.

The Company issued 50,000 shares for a mineral property option in November 2007 valued at $35,000.

In August 2009, the Company issued 600,000 common shares at $0.10 per share for total proceeds of $60,000.

In August 2009, the Company issued 280,000 common shares valued at $0.10 per share to a related-party consultant of the Company (Note 4).

In August 2009, the Company issued 20,000 common shares valued at $0.10 per share to the two new directors of the Company (Note 4).

As of August 31 2009, 59,201,428 shares of the Company’s common stock are issued and outstanding.

NOTE 7 - INCOME TAXES

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Income tax benefit attributable to:
Net operating loss	$12,500	$96,000
Change in valuation allowance	(12,500)	(96,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2009	August 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$226,400	$213,900
Valuation allowance	(226,400)	(213,900)
Net deferred tax asset	$-	$-

At August 31, 2009, the Company had an unused net operating loss carry-forward approximating $666,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2025.

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2009 the Company received gross proceeds of $55,000 for subscriptions of 64,705 shares of the Company’s common stock at $0.85 per share. These shares have not been issued.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the terms of the agreement the Company has the right to call upon funds as needed. The securities will be issued upon receiving registration approval. In accordance with the Financing Agreement on November 20, 2009 the Company received gross proceeds of $200,000 for subscription of 235,294 units at $0.85 per unit. The units have not been issued.

In November 2009 the Company completed its acquisition of 100% interest in 56 lithium claims at a 1,120 acre site in the state of Nevada at a total cost of $34,434.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 24, 2009.

Item 9A.              Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary.  Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of August 31, 2009, management has determined that the Company’s internal control over financial reporting as of August 31, 2009 was effective.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2009.

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

Item 9B.              Other Information

None.
PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As of August 31, 2009, our directors and executive officer, their ages, positions held, and duration of such, are as follows:
Name	Position Held with our Company	Age	Date First Elected or Appointed
Kevin M. Murphy	Director, President, CEO	62	July 27, 2009
Howard Bouch	Director, Secretary, CFO	64	July 27, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kevin M. Murphy

Mr. Murphy, age 62, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as President and Director of Convenientcast Inc.(formerly Lone Mountain Mines, Inc.) Mr. Murphy also serves as President and CEO of Silver Mountain Mines. . He is also President and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. He is CEO and President of Evergreen Firewood, Inc., a private company in the Alternate Fuel industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon.

Howard Bouch

Howard Bouch, age 64, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB; also of UTEC, Inc. symbol UTEI.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of Howard Bouch.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Kevin M. Murphy.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Kevin M. Murphy and Howard Bouch.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

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

3.  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000. None of the current directors or officer of our company are related by blood or marriage.

On April 14, 2005, we issued a total of 2,000,000 shares of restricted common stock to Mr. Ainsworth, a former officer and director of our company for a subscription receivable of $2,000.  On September 11, 2008 Mr. Ainsworth transferred all of his shares to our former President Sterling Mcleod for cash consideration of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2009, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to our annual report filed December 21, 2006.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Black Hawk Exploration Inc., PO Box 363, Fox Island, WA 98333.

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

Item 11.                 Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years other than 10,000 common shares each.

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

Stock Option Plan

Currently, there are no stock option plans in favor of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended August 31, 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2009.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2009.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 24, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Sterling Mcleod 506-733 3 rd Ave SW Calgary, Alberta T2P 0G7	20,000,000 common shares	33.78%
Kevin M. Murphy 1174 Manitou Dr. NW PO Box 363, Fox Island, WA 98333	10,000 common shares	0.02%
Howard Bouch Grove House 13 Low Seaton, Workington Cumbria, England,CA14 1PR UK	10,000 common shares	0.02%
Directors and Executive Officers as a Group	20,000 common shares	0.04%

(1)
Based on 59,201,428 shares of common stock issued and outstanding as of November 24, 2009.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.                 Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 were estimated to be $5,000.

Audit Related Fees

For the fiscal year ended August 31, 2009, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended August 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

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

PART IV
Item 15.                 Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
(10)	Material Contracts
10.1	None
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1 31.2	Certification of Kevin M. Murphy Certification of Howard Bouch
(32)	Section 906 Certification
32.1	Certification of Kevin M. Murphy & Howard Bouch

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Hawk Exploration Inc.

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO

/s/ Howard Bouch_______________________________
Howard Bouch, Secretary CFO

Date:  November 24, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Murphy
Kevin M. Murphy	President, CEO	November 24, 2009
/s/ Howard Bouch
Howard Bouch	Secretary/CFO	November 24, 2009