Form 10-Q
period 2009-11-30
BLACK HAWK EXPLORATION
filed 2010-01-14
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2009

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

59,201,428 common shares issued and outstanding as at January 13, 2010

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [ X ] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets
Cash	$234,684	$13,000
Prepaid expenses	8,500	33,500
Total current assets	243,184	46,500

Mineral property claims	25,171	3,700
Total assets	$268,355	$50,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$9,000	$-
Total current liabilities	9,000	-
Total liabilities	9,000	-

COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
59,201,428 shares issued and outstanding as of November 30, 2009 and August 31, 2009	59,201	59,201
Additional paid-in capital	942,098	687,099
Deficit accumulated during the exploration stage	(741,944)	(696,100)
Total Stockholders' Equity	259,355	50,200
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,355	$50,200

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2009 and 2008
and the Period from April 14, 2005 (Inception) through November 30, 2009
(Unaudited)

	Three Months Ended November 30,		Inception through
	2009	2008	November 30, 2009
Cost and expenses:
Mineral costs	$7,963	$-	$9,793
General and administrative	37,881	5,510	177,589
Stock-based compensation	-	-	30,000
Impairment of mineral property costs	-	-	524,562
Loss from operations	(45,844)	(5,510)	(741,944)
Net loss	$(45,844)	$(5,510)	$(741,944)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	59,201,428	58,301,428

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through August 31, 2009
(Unaudited)

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Inception through November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,844)	$(5,510)	$(741,944)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Stock-based compensation	-	-	30,000
Net change in:
Prepaid expenses	3,529	-	(29,971)
Accounts payable	9,000	290	9,000
Due to related party	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,315)	(5,220)	(208,353)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property expenditures	-	-	(346,262)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(346,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sales of common stock	254,999	-	789,299
CASH FLOWS FROM FINANCING ACTIVITIES	254,999	-	789,299
NET INCREASE (DECREASE) IN CASH	221,684	(5,220)	234,684
Cash, beginning of period	13,000	26,393	-
Cash, end of period	$234,684	$21,173	$234,684
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$-	$-	$182,000
Reclassification of deposit to mineral property costs	$21,471	$-	$21,471

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Black Hawk Exploration Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year August 31, 2009 as reported in Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through January 13, 2010, the date these financial statements were available to be issued.

NOTE 2 – MINERAL RIGHTS

During August, 2009, a geologist engaged by the Company identified and acquired 56 lithium claims in the State of Nevada on behalf of the Company. The titles to these claims were transferred to the Company in November, 2009.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2009, in accordance with a consulting agreement signed in July, 2009 and amended in September, 2009, the Company paid total consulting fees of $13,000 to a private company that has a common director with the Company.

NOTE 4 - COMMITMENTS

In accordance with the amended consulting agreements with a related party of the Company, the Company pays the related consultant consulting fees of $4,500 per month and a maximum of $500 for preapproved expenses per month to February, 2010.

NOTE 5 - COMMON STOCK

On October 16, 2009 the Company received gross proceeds of $54,999 for subscriptions of 64,705 shares of the Company’s common stock at $0.85 per share. These shares have not been issued to date.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed. The advances are at the discretion of the counter-party. In accordance with the Financing Agreement, on November 20, 2009 the Company received gross proceeds of $200,000 for subscription of 235,294 units at $0.85 per unit. The shares of common stock have not been issued to date.

NOTE 6 – SUBSEQUENT EVENTS

On December 1, 2009 the Company entered into an office rent agreement with a public company that has a common director and officer with the Company at $400 per month for office space in Nevada. The term of the agreement is on a month by month basis starting from December, 2009. A deposit of $1,200 was paid upon signing of the agreement.

On December 8, 2009 the Company formed Golden Black Hawk, Inc., a wholly owned subsidiary under the laws of the State of Nevada to acquire, explore and develop gold properties in the United States and Canada.

On December 10, 2009, (the “Effective Date”), the Company entered into a property interest purchase option agreement (the “Option Agreement”) with HuntMountain Resources Ltd. (“HuntMountain”), a public company that has the option right to acquire 100% interest in a total of 73 mining claims (the “Claims”) in Pershing County in the State of Nevada (the “Property”).

The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

-	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock (not issued) on the Effective Date;

-	A further payment of $25,000 and issuance of 100,000 restricted shares of common stock on the first anniversary of the Effective Date;

-	A further payment of $25,000 on the second anniversary of the Effective Date;

-	Incur or fund expenditures on the Property of not less than $700,000 on or before the fourth anniversary of the Effective Date.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at 9360 W.  Flamingo #110-158 Las Vegas, NV 89147 and our business office is located at 1174 Manitou Dr.,PO Box 363, Fox Island, WA 98333. Our fiscal year end is August 31st. On March 15, 2007, we approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that we would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001.

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

T he area the Company is currently evaluating has a geologic and topographic setting that is similar to Clayton Valley.  During the mid-to late 1970’s the U.S. Geological Survey (USGS) evaluated Lithium deposits and resources around the world.  During the course of the program they drilled 22 holes in Nevada and Arizona.  Initial drilling was in Clayton Valley (one of these drill sites was on Black Hawk claims adjacent to Chemetall Foote) to evaluate the known continental-brines.  USGS holes drilled in the new target area  had 1.3 and 1.7 ppm Lithium in the brines that were intersected plus 287 and 364 ppm lithium in the sediments.   These are within the range of values that could be indicative for lithium brines in the target area.

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

On December 8, 2009 the Company formed a second wholly owned subsidiary in Nevada named Golden Black Hawk, Inc. This subsidiary then entered into an agreement (“the Option Agreement”) on December 10, 2009 (“the Effective Date”) with HuntMountain Resoureces Inc (HNTM) to purchase 75% of their option on a precious metal property in Nevada called Dun Glen. The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

-	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock (not issued) on the Effective Date;

-	A further payment of $25,000 and issuance of 100,000 restricted shares of common stock on the first anniversary of the effective Date;

-	A further payment of $25,000 on the second anniversary of the Effective Date;

-	Incur or fund expenditures on the Property of not less than $700,000 on or before the fourth anniversary of the Effective Date.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2010.

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

Black Hawk’s Board of Directors have approved funding for the program submitted by Black Hawk Exploration’s Geologists and the Clayton Valley permitting process began in December 2009.

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

Three Months Ended November 30, 2009

 During the three months ended November 30, 2009, operating expenses totaled $45,844, and we experienced a net loss of $45,844 against no revenues. During the three months ended November 30, 2008, operating expenses totaled $5,510, and we experienced a net loss of $5,510 against no revenues.

Financial Condition, Liquidity and Capital Resources

At November 30, 2009, there was a working capital of $234,184.

At November 30, 2009, our total current assets were $243,184, which consisted of cash of $234,684, prepaid expenses of $8,500.

At November 30, 2009, our total current liabilities were $9,000.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $789,299 from inception to November 30, 2009.

We have no external sources of liquidity in the form of credit lines from banks. The Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. The advances are at the discretion of the counter-party. Based on the plan of operation described below, management believes that our available cash will be sufficient to fund our immediate working capital requirements.

Plan of Operation

Cash Requirements

Over the twelve months ending November 30, 2010 we plan to expend a total of approximately $150,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $234,684. We anticipate that we will have to raise additional cash of approximately $1,000,000 to allow us to complete our proposed exploration program. The Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. The advances are at the discretion of the counter-party. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending November 30, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations:
Future property acquisitions	130,000
Working capital	10,000
Development of properties	1,000,000
Total	$1,150,000

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through November 30, 2009 have incurred losses of $741,944 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K annual report filed November 30, 2009 for the fiscal year ended August 31, 2009, expressed substantial doubt concerning the

Company’s ability to continue as a going concern. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our independent accountant's report to our audited financial statements for the year ended August 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of November 30, 2009, we had cash in the amount of $234,684. We currently do not have any operations and we have no income.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

	Our ability to locate a profitable mineral property;
	Our ability to generate revenues; and
	Our ability to reduce exploration costs.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2009,  we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

On October 16, 2009 we closed a private placement of 64,705 common shares at a price of $0.85 for proceeds of $54,999.25.  These shares have not been issued to date.

On November 20, 2009 the Company received a first tranche of $200,000 under a share agreement that provides the Company with up to $1,000,000.  The agreement is to issue common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year. These shares have not been issued to date.

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

3 1.1 Certification of Kevin M. Murphy

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

Date: January 13, 2010