Form 10-Q
period 2010-02-28
BLACK HAWK EXPLORATION
filed 2010-04-19
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2010 ____________

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

60,236,722 common shares issued and outstanding as at April 16, 2010

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐ No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$169,202	$13,000
Restricted cash	22,474	-
Prepaid expenses	52,000	33,500
Total current assets	243,676	46,500

Mineral properties	325,171	3,700
Total assets	$568,847	$50,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 300,000,000 shares authorized,
60,236,722 and 59,201,428 shares issued and outstanding as of February 28, 2010 and August 31, 2009 respectively	60,236	59,201
Additional paid-in capital	1,526,063	687,099
Deficit accumulated during the exploration stage	(1,017,452)	(696,100)
Total Stockholders' Equity	568,847	50,200
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,847	$50,200

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2010 and 2009
and the Period from April 14, 2005 (Inception) through February 28, 2010
(Unaudited)

	Six Months Ended		Three Months Ended		Inception through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010
Cost and expenses:
Mineral costs	$68,894	$-	$60,931	$-	$70,724
General and administrative	117,458	13,850	79,577	8,340	257,166
Stock-based compensation	135,000	-	135,000	-	165,000
Impairment of mineral property costs	-	-	-	-	524,562
Loss from operations	(321,352)	(13,850)	(275,508)	(8,340)	(1,017,452)
Net loss	$(321,352)	$(13,850)	$(275,508)	$(8,340)	$(1,017,452)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	59,309,504	58,301,428	59,418,781	58,301,428

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2010 and 2009
and the Period from April 14, 2005 (Inception) through February 28, 2010
(Unaudited)

	Six Months Ended February 28, 2010	Six Months Ended February 28, 2009	Inception through February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,352)	$(13,850)	$(1,017,452)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Stock-based compensation	135,000	-	165,000

Net change in:
Restricted cash	(22,474)	-	(22,474)
Prepaid expenses	(39,971)	-	(52,000)
Accounts payable	-	6,880	-
Due to related party	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(248,797)	(6,970)	(402,364)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Mineral property expenditures	(50,000)	-	(417,733)
CASH FLOWS USED IN INVESTING ACTIVITIES	(50,000)	-	(417,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from common stock issuance	454,999	-	989,299
Cash received for share subscriptions	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	454,999	-	989,299
NET INCREASE (DECREASE) IN CASH	156,202	(6,970)	169,202
Cash, beginning of period	13,000	26,393	-
Cash, end of period	$169,202	$19,423	$169,202
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
Stock issued for mineral property costs	$250,000	$-	$432,000
Reclassification of deposit to mineral property costs	$21,471	$-	$-

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

On December 8, 2009 the Company formed Golden Black Hawk, Inc., a second wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop gold properties in the United States and Canada.

NOTE 2 – MINERAL RIGHTS

BMP Property

During the year ended August 31, 2009 a geologist engaged by the Company identified and acquired 56 lithium claims in the State of Nevada on behalf of the Company. The titles to these claims were transferred to the Company in November, 2009.  As at February 28, 2010 the has Company incurred $25,171 of acquisition costs related to the mineral rights of BMP Property.

Dun Glen Property

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

The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

-	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock on the Effective Date (issued on February 23, 2010) (Note 5);
-	A further payment of $25,000 and issuance of 100,000 restricted shares of common stock on the first anniversary of the Effective Date;
-	A further payment of $25,000 on the second anniversary of the Effective Date;
-	Incur or fund expenditures on the Property of not less than $700,000 on or before the fourth anniversary of the Effective Date.

As at February 28, 2010 the Company incurred $300,000 of acquisition costs related to the mineral rights of the Dun Glen Property.

Due to the recent acquisitions of the aforementioned properties, management does not consider any impairment of the assets necessary as of February 28, 2010.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2010, the Company paid total consulting fees of $71,000 to a private company that has a common director with the Company.

During the six months ended February 28, 2010, the Company paid rent of $1,600 to a public company with a common director and CEO with the Company.

NOTE 4 - COMMITMENTS

In accordance with the amended Consulting Agreements dated January 1, 2010 with a company with a common director of the Company, the Company pays consulting fees of $10,000 up front and $6,000 per month and preapproved office expenses of $1,000 through July, 2010. The Consulting Agreement is automatically renewed for a further seven months unless a notice of termination is received.

On December 1, 2009 the Company entered into an office rent agreement with a public company that has a common director and CEO with the Company at $400 per month for office space in Nevada. The term of the agreement is on a month by month basis starting from December, 2009. A deposit of $1,200 is paid upon signing of the agreement.

NOTE 5 - COMMON STOCK

On October 16, 2009 the Company received gross proceeds of $54,999 for subscriptions of 64,706 shares of the Company’s common stock at $0.85 per share. These shares were issued in February, 2010.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed, subject to approval by the counter-party. In accordance with the Financing Agreement, as of February 28, 2010 the Company has received gross proceeds of $400,000 for subscription of 470,588 units at $0.85 per unit. The units were issued in February, 2010.

In February, 2010 the Company issued 250,000 common shares of the Company in accordance with the Dun Glen Property Option agreement (Note 2). The shares are valued at $1.00 per share for a total of $250,000 based on the fair market value of the Company’s stock on December 10, 2009, the effective day of the Option Agreement.

In February, 2010 the Company issued 250,000 common shares of the Company to a consulting firm in accordance with a letter agreement effective on February 1, 2010 for consulting services on the Company’s website and shareholder presentation and investment opportunities. The shares are valued at $0.54 per share for a total value of $135,000 based on the fair market value of the Company’s stock on February 1, 2010.

On February 4, 2010, Kevin Murphy, our CEO, acquired 12,000,000 shares of our common stock from one of our majority shareholders.  These shares were purchased in a private transaction for total consideration of $10,200,000.

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

We hold title to 56 placer mineral claims over a 1,120 acre site. The mineral claims give us the right to all of the minerals which can be claimed by placer claims underlying  the land on which the claims have been staked. We began preliminary exploration on our property in September 2009.

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

On December 8, 2009 the Company formed a second wholly owned subsidiary in Nevada named Golden Black Hawk, Inc. This subsidiary then entered into an agreement (“the Option Agreement”) on December 10, 2009 (“the Effective Date”) with HuntMountain Resources Inc (HNTM) to purchase 75% of their option on a precious metal property in Nevada called Dun Glen. The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

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

In March of 2010 Black Hawks wholly owned subsidiary Blue Lithium Energy completed its primary drill program on its Clayton Valley claims, results are still pending.

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting is currently in progress and a response from the US Bureau of Land Management is expected April/May 2010.

We do not anticipate that we will expend any additional significant funds on research and development over the next twelve months ending February 28, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2011.

Competition

The mining industry is fragmented. We compete with other exploration companies looking for uranium and gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

The Lithium industry is fragmented. We compete with other exploration companies looking for Lithium. We are one of the smallest exploration companies. We are an infinitely small participant in the Lithium exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of Lithium from our property. Readily available Lithium markets exist in Canada and around the world for the sale of Lithium. As the international demand for battery-powered devices steadily increases, the Global demand for our potential lithium production will focus the investment communities spotlight on Black Hawk and its Clayton Valley holdings. The Chemetall Foote Minerals facility at their Clayton Valley Silver Peak Mine, located in close proximity to our Blue Lithium Clayton Valley holdings, has been continually producing lithium utilizing brines from shallow 300 ft to 800 ft wells for almost 45 years (1965). The results are still pending from the Clayton Valley drill program.

The mineral exploration industry is also fragmented. We compete with other exploration companies looking for precious metals. We are one of the smallest exploration companies with very limited gold and silver property holdings. We are an infinitely small participant in the gold and silver exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of  gold and silver from our Dun Glen property.  Readily available precious metals markets exist in around the world for the sale of gold and silver. As the international demand for these minerals steadily increases as reflected by the record highs being paid for these minerals the Global demand for our potential gold and silver production will focus the investment communities spotlight on Black Hawk and its wholly owned subsidiary Golden Black Hawk.

Government Regulations and Supervision

Our mineral exploration programs will be subject to the rules of the Bureau of Land Management (BLM).

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and amending existing permits in place. This provides for permitting in Clayton Valley of less then 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current Lithium program. Most typically the entire Notice Level Permitting (NLP) is approved / accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. An existing exploratory permit was transferred to Golden Black Hawk from HuntMountain through the acquisition of Dun Glen and this permit is in the amendment process.

The submission of Black Hawk’s NLP will describe our ownership, intended exploration program, planned disturbance, and reclamation plans. The reclamation program for the NLP requires bonding based on a prescribed BLM formula. The bonding process will utilize the Nevada Division of Mining Statewide Bonding Pool. This is applicable to our Lithium and gold and silver claims in Nevada.

Black Hawk’s Board of Directors have approved funding for the program submitted by Black Hawk Exploration’s Geologists and the Clayton Valley permitting process began in December 2009 with completion of the program in March of 2010. Black Hawk’s Board of Directors will approve funding for the Dun Glen program submitted by Black Hawk Exploration’s Geologists upon positive review by an independent Geophysicist retained by the Company.  Results are still pending.

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting is currently in progress and a response from the US Bureau of Land Management is expected April/May 2010.

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

Six Months ended February 28, 2010

During the six months ended February 28, 2010, operating expenses totaled $321,352, and we experienced a net loss of $321,352 against no revenues. During the six months ended February 28, 2009, operating expenses totaled $13,850, and we experienced a net loss of $13,850 against no revenues. The increased operating expenses and net loss resulted from the lack of activities in the six month period in 2009. There were no mineral costs or stock-based compensation in 2009, while the Company incurred $68,894 related to mineral exploration activities and $135,000 stock based compensation by issuing 250,000 shares of the Company’s common stock for consulting services in the six month period in 2010. General and administrative expenses increased from $13,850 to $117,458 when the Company’s overall operation level increased from 2009.

Three Months ended February 28, 2010

During the three months ended February 28, 2010, operating expenses totaled $275,508, and we experienced a net loss of $275,508 against no revenues. During the three months ended February 28, 2009, operating expenses totaled $8,340, and we experienced a net loss of $8,340 against no revenues. The increased operating expenses and net loss resulted from the lack of activities in the six month period in 2009. There were no mineral costs or stock-based compensation in 2009, while the Company incurred $60,931 related to mineral exploration activities and $135,000 stock based compensation by issuing 250,000 shares of the Company’s common stock for consulting services in the three month period in 2010. General and administrative expenses increased from $8,340 to $79,577 when the Company’s overall operation level increased from 2009.

Financial Condition, Liquidity and Capital Resources

At February 28, 2010, there was a working capital of $243,676.

At February 28, 2010, our total current assets were $243,676, which consisted of cash of $169,202, restricted cash of $22,474 and prepaid expenses of $52,000.

At February 28, 2010, our total current liabilities were $nil, as is at August 31, 2009.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $989,299 from inception to February 28, 2010.

We have no external sources of liquidity in the form of credit lines from banks.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed. The securities will be issued upon receiving registration approval. In accordance with the Financing Agreement, as of February 28, 2010 the Company has received gross proceeds of $400,000 for subscription of 470,588 units at $0.85 per unit. The units were issued in February, 2010.

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2011 we plan to expend a total of approximately $150,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $169,202. We anticipate that we will have to raise additional cash of approximately $1,000,000 to allow us to complete our proposed exploration program. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending February 28, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We have historically incurred losses, and through February 28, 2010 have incurred losses of $1,017,452 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K annual report filed November 30, 2009 for the fiscal year ended August 31, 2009, expressed substantial doubt concerning the Company’s ability to continue as a going concern. The explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of February 28, 2010, we had cash in the amount of $169,202. We currently do not have any significant operations and we have no income.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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
On October 16, 2009 we closed a private placement of 64,705 common shares at a price of $0.85 for proceeds of $54,999.  These shares were issued in February 2010.

On November 20, 2009 the Company received a first tranche of $200,000 under a share agreement that provides the Company with up to $1,000,000.  The agreement is to issue 235,294 common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year. These shares were issued in February 2010.

In February 2010 the Company received a second tranche of $200,000 under a share agreement that provides the Company with up to $1,000,000.  The agreement is to issue 235,294 common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year. These shares were issued in February 2010.

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

Date: April 16, 2010