Form 10-Q
period 2010-05-31
BLACK HAWK EXPLORATION
filed 2010-07-15
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
Commission file number  000-130048

Black Hawk Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.) 27-0670160

1174 Manito NW, PO Box 363, Fox Island, WA 98333
(Address of principal executive offices)

(253) 973-7135
(Issuer’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

60,488,993 common shares issued and outstanding as at July 15, 2010

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	August 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$230,006	$13,000
Restricted cash	22,474	-
Prepaid expenses	8,000	33,500

Total Current Assets	260,480	46,500

OTHER ASSETS

Mineral property rights	350,171	3,700

Total Other Assets	350,171	3,700

TOTAL ASSETS	$610,651	$50,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

COMITMENTS

STOCKHOLDERS’ EQUITY

Common stock, 300,000,000 shares authorized at
par value of $0.001; 60,478,643 and 59,201,428
shares issued and outstanding at May 31, 2010 and August 31, 2009, respectively	60,479	59,201
Additional paid-in capital	1,731,454	687,099
Deficit accumulated during the exploration stage	(1,181,282)	(696,100)

Total Stockholders’ Equity	610,651	50,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,651	$50,200

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 14,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010
OPERATING EXPENSES

Mineral development expenses	$94,917	$-	$163,811	$-	$165,641
General and administrative	68,913	2,500	321,371	16,350	491,079
Impairment of mineral properties	-	-	-	-	524,562
Total Operating Expenses	163,830	2,500	485,182	16,350	1,181,282

NET LOSS	$(163,830)	$(2,500)	$(485,182)	$(16,350)	$(1,181,282)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	60,286,361	58,301,248	59,637,353	58,301,428

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 14,
	For the Nine Months Ended		2005 Through
	May 31,		May 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(485,182)	$(16,350)	$(1,181,282)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of mineral property rights	-	-	524,562
Stock-based compensation	140,633	-	170,633
Changes in operating assets and liabilities:
Restricted cash	(22,474)	-	(22,474)
Prepaid expenses	4,029	-	(8,000)
Accounts payable	-	7,780	-

Net Cash Used in Operating Activities	(362,994)	(8,570)	(516,561)

INVESTING ACTIVITIES
Mineral property right expenditures	(75,000)	-	(442,733)

Net Cash Used in Investing Activities	(75,000)	-	(442,733)

FINANCING ACTIVITIES
Common stock issued for cash	655,000	-	1,189,300

Net Cash Provided by Financing Activities	655,000	-	1,189,300

NET INCREASE (DECREASE) IN CASH	217,006	(8,570)	230,006

CASH AT BEGINNING OF PERIOD	13,000	26,393	-

CASH AT END OF PERIOD	$230,006	$17,823	$230,006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
Common stock issued for mineral properties	$250,000	$-	$432,000
Reclassification of deposits of mineral property rights	$21,471	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010
NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Black Hawk Exploration, Inc. (“Black Hawk” or the “Company”) have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2009 audited financial statements as included in Form 10-K as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods ended May 31, 2010 are not necessarily indicative of the operating results for the full year.

On December 8, 2009 the Company formed Golden Black Hawk, Inc., a second wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop gold properties in the United States and Canada.

Certain 2009 balances have been reclassified to conform to 2010 presentation.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – MINERAL PROPERTY RIGHTS

BMP Property
During the year ended August 31, 2009, a geologist engaged by the Company identified and acquired 56 lithium claims in the state of Nevada on behalf of the Company.  The titles to these claims were transferred to the Company in November 2009.  As of May 31, 2010, the Company has incurred $25,171 of acquisition costs related to the mineral rights of the BMP Property.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

Dun Glen Property
On December 10, 2009, (the “Effective Date”), the Company entered into a property interest purchase option agreement (the “Option Agreement”) with HuntMountain Resources, Inc. (“HuntMountain”), a public company that has the option right to acquire 100% interest  in a total of 73 mining claims in Pershing County, Nevada.

The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others.  Considerations for the Option Agreement are as follows:

●	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock on the effective date. The common shares were issued on February 23, 2010.
●	An additional payment of $25,000 and issuance of 100,000 restricted common shares on or before the first year anniversary of the signing of the agreement.
●	A further payment of $25,000 on or before the second anniversary.
●	Development expenditures on the property of not less than $700,000 on or before the fourth anniversary of the effective date of the agreement.

The Company must also pay third parties $72,500 in 2011 and each year thereafter as part of their option agreements with HuntMountain, for which the Company assumed responsibility as part of the Option Agreement.

As of May 31, 2010, the Company incurred $325,000 of acquisition costs related to the mineral right of the Dun Glen Property.  Management does not consider any impairment of the assets necessary as of May 31, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2010, the Company paid total consulting fees of $92,000 to a private company that our CFO is a director.

During the nine months ended May 31, 2010, the Company paid rent of $2,800 to a company with a common director and CEO with the Company.

NOTE 5 – COMMITMENTS

In accordance with the amended Consulting Agreements dated January 1, 2010 with a company with a common director of the Company, the Company pays consulting fees of $10,000 up front and $6,000 per month and preapproved office expenses of $1,000 through July 2010.  The Consulting Agreement is automatically renewed for a further seven months unless a notice of termination is received.

On December 1, 2009, the Company entered into an office rent agreement with a public company that has a common director and CEO with the Company to pay $400 per month for office space in Nevada.  The term of the agreement is on a month by month basis starting December 1, 2009.  A deposit of $1,200 was paid upon signing the agreement.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

NOTE 6 – COMMON STOCK

On October 16, 2009, the Company received gross proceeds of $55,000 for subscriptions of 64,706 shares of the Company’s common stock at $0.85 per share.  The shares were issued in February 2009.

On October 19, 2009, the Company entered into an equity financing agreement whereby the Company may draw up to $1,000,000 by issuing units at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years at $1.05 for the first 12 months and $1.25 for the second 12 months.   Under the term of the agreement the Company has the right to call upon funds as needed, subject to approval by the other party to the agreement. As of May 31, 2010, the Company has received total proceeds of $600,000, and issued 770,588 units under the terms of the agreement.

In February 2010, the Company issued 250,000 common shares in accordance with the Dun Glen Property Option agreement.  The shares were valued at $1.00 per share for a total of $250,000 based upon the fair market value of the Company’s stock on December 10, 2009; the effective date of the Option Agreement.

During the nine month period ended May 31, 2010, the Company issued 250,000 common shares to a consulting firm in accordance with a letter agreement effective February 1, 2010 for consulting services on the Company’s website and shareholder presentation and investment opportunities.  The shares were valued at $0.54 per share for a total value of $135,000 based on the fair market value of the stock on February 1, 2010. According to the agreement with Vista Partners LLC, should Vista facilitate financing for Black Hawk, they are to receive eight percent (8%) of received funds in Black Hawk common stock.

On May 1, 2010 the Company issued 6,627 shares of the Company to Hunsaker Inc., consulting geologist, as partial payment of an invoice for work tendered valued at $5,633.

NOTE 7 – SUBSEQUENT EVENTS

On June 1, 2010 the Company issued 10,350 shares of the Company to Hunsaker Inc., consulting geologist, as partial payment of an invoice for work tendered with a fair value of $8,798.

On June 2, 2010, the Company has entered into an agreement with Mid-South Capital wherein should Mid-South facilitate financing for the Company, they are to receive eight percent (8%) in cash and two percent (2%) in warrants to purchase common shares at a price of $ 0.22.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 855, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars ($, or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Black Hawk” mean Black Hawk Exploration Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent’s office at 9360 W.  Flamingo #110-158 Las Vegas, NV 89147 and our business office is located at 1174 Manitou Dr., PO Box 363, Fox Island, WA 98333. Our fiscal year end is August 31st. On March 15, 2007, we approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that we would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001.

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

We hold title to 56 placer mineral claims over a 1,120 acre site allowing Lithium exploration. The mineral claims give us the right to all of the minerals which can be claimed by placer claims underlying  the land on which the claims have been staked. We began preliminary exploration on our property in September 2009 and we have completed Phase 1 Lithium exploration at our Clayton Valley properties.

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

The Company must also pay third parties $72,500 in 2011 and each year thereafter as part of their previous option agreements with HuntMountain Resources, Inc., for which Black Hawk assumed responsibility as part of the Option Agreement.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

In March of 2010 Black Hawks wholly owned subsidiary Blue Lithium Energy completed its primary drill program on its Clayton Valley claims, results are still pending.

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting  for an exploratory drill program was requested in April of 2010 and Black Hawk received authorization from the US Bureau of Land Management to commence effective early July.  Black Hawk Exploration filed the required Reclamation Bond and currently is scheduling Phase 2 exploration targeted for late July.

Subject to funds available Black Hawk Exploration plans on increasing research and development over the next twelve months ending August 31, 2011.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2011 unless sufficient funding is realized.

Competition

The mining industry is fragmented. We compete with other exploration companies looking for uranium and gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

The Lithium industry is fragmented. We compete with other exploration companies looking for Lithium. We are one of the smallest exploration companies. We are an infinitely small participant in the Lithium exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of Lithium from our property. Readily available Lithium markets exist in Canada and around the world for the sale of Lithium. As the international demand for battery-powered devices steadily increases, the Global demand for our potential lithium production will focus the investment communities spotlight on Black Hawk and its Clayton Valley holdings. The Chemetall Foote Minerals facility at their Clayton Valley Silver Peak Mine, located in close proximity to our Blue Lithium Clayton Valley holdings, has been continually producing lithium utilizing brines from shallow 300 ft to 800 ft wells for almost 45 years (1965). The results from the Clayton Valley drill program discovered less then commercial values and the future exploration of Clayton Valley will be determined by Sept 1st  ,2010 while Black Hawk focuses on its Nevada Dun Glen gold exploration program.

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

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and amending existing permits in place. This provides for permitting in Clayton Valley of less then 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current Lithium program. Most typically the entire Notice Level Permitting (NLP) is approved / accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. Permits for Clayton Valley were applied for, approved and Phase 1 exploration was completed. Black Hawk received an existing exploratory permit as part of the Dun Glen acquisition  and it was transferred to Black Hawk’s wholly owned subsidiary Golden Black Hawk from HuntMountain and this permit has passed the amendment process, Reclamation Bonds have been filed and accepted, and a Phase 2 exploratory program will commence late July 2010 .

The submission of Black Hawk’s NLP  describes our ownership, intended exploration program, planned disturbance, and reclamation plans. The reclamation program for the NLP required bonding based on a prescribed BLM formula. The bonding process will utilize the Nevada Division of Mining Statewide Bonding Pool. This is applicable to our Lithium and gold and silver claims in Nevada. Bonding for all completed and pending projects have been approved.

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

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting and Bonding has been completed  for the Nevada Dun Glen Phase 2 exploration and the US Bureau of Land Management has approved Black Hawk to proceed subject to the plans submitted.

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

Nine Months ended May 31, 2010

During the nine months ended May 31, 2010, operating expenses totaled $485,182, and we experienced a net loss of $485,182 against no revenues. During the nine months ended May 31, 2009, operating expenses totaled $16,350, and we experienced a net loss of $16,350 against no revenues. The increased operating expenses and net loss resulted from the lack of activities in the nine month period in 2009. There were no mineral costs or stock-based compensation in 2009, while the Company incurred $163,811 related to mineral exploration activities and $140,633 stock based compensation by issuing 256,627 shares of the Company’s common stock for consulting and geological services in the nine month period in 2010. General and administrative expenses increased from $16,350 to $321,371 when the Company’s overall operation level increased from 2009.

Three Months ended May 31, 2010

During the three months ended May 31, 2010, operating expenses totaled $163,830, and we experienced a net loss of $163,830 against no revenues. During the three months ended May 31, 2009, operating expenses totaled $2,500, and we experienced a net loss of $2,500 against no revenues. The increased operating expenses and net loss resulted from the lack of activities in the nine month period in 2009. There were no mineral costs  in 2009, while the Company incurred $94,917 related to mineral exploration activities and $68,913 in general and administrative in 2010 when the Company’s overall operation level increased from 2009.

Financial Condition, Liquidity and Capital Resources

At May 31, 2010, there was a working capital of $260,480 compared to $46,500 in 2009.

At May 31, 2010, our total current assets were $260,480, which consisted of cash of $230,006, restricted cash of $22,474 and prepaid expenses of $8,000.

At May 31, 2010 and August 31, 2009, our total current liabilities were $-0-, respectively.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $655,000 during the nine months ended May 31, 2010 and $1,189,300 from inception to May 31, 2010.

We have no external sources of liquidity in the form of credit lines from banks.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed. The securities will be issued upon receiving registration approval. In accordance with the Financing Agreement, as of May 31, 2010 the Company has received gross proceeds of $600,000 for subscription of 705,882 units at $0.85 per unit. The units were issued from February to May, 2010.

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2011 we plan to expend a total of approximately $130,000 on future mineral property acquisitions and $1,000,000 on property development.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $230,006. We anticipate that we will have to raise additional cash of approximately $1,000,000 to allow us to complete our proposed exploration program. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending May 31, 2011 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We have historically incurred losses, and through May 31, 2010 have incurred losses of $1,181,282 from our inception.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-K annual report filed November 30, 2009 for the fiscal year ended August 31, 2009, expressed substantial doubt concerning the Company’s ability to continue as a going concern. The explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

Application of Critical Accounting Estimates

The preparation of our company’s financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant’s report to our audited financial statements for the year ended August 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of May 31, 2010, we had cash in the amount of $230,006. We currently do not have any significant operations and we have no income.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

☐	Our ability to locate a profitable mineral property;
☐	Our ability to generate revenues; and
☐	Our ability to reduce exploration costs.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report.  The deficiency is a result of inadequate segregation of duties and the lack of an audit committee.  The Company plans to address these deficiencies as funds become available.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On January 29, 2010, the company entered into a consulting agreement with Vista partners LLC and on February 3, 2010, 250,000 shares of the company were issued to Vista, pursuant to that agreement.

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

On May 14, 2010 the Company received a third tranche of $200,000 under a share agreement that provides the Company with up to $1,000,000.  The agreement is to issue 235,294 common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year. These shares were issued in May 2010.

On May 1, 2010 the Company issued 6,627 shares of the Company to Hunsaker Inc., consulting geologist, as partial payment of an invoice for work tendered.

On June 1, 2010 the Company issued 10,350 shares of the Company to Hunsaker Inc., consulting geologist, as partial payment of an invoice for work tendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 17, 2006).

(30) Section 302 Certification

3 1.1 Certification of Kevin M. Murphy

31.2 Certification of Howard Bouch

(32) Section 906 Certification

32.1 Certification of Kevin M. Murphy & Howard Bouch

99.0 Consulting agreement with Vista Partners LLC dated January 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HAWK EXPLORATION INC.

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO
(Principal Executive Officer),

By: Howard Bouch
Howard Bouch, CFO

Date: July  15, 2010