Form 10-K
period 2010-08-31
BLACK HAWK EXPLORATION
filed 2010-12-09
CIK 1349371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51988

BLACK HAWK EXPLORATION
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.) 27-0670160

1174 Manito NW, PO Box 363, Fox Island WA	98333
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (253) 973-7135

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Our common shares are currently publicly traded on the OTC BB exchange under the symbol BHWX.Based on the last sale price of our shares of $0.17, our aggregate market value is $10,669,492.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

62,761,721 common shares issued and outstanding as of December 15, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

PART I

Item 1.                 Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Black Hawk” mean Black Hawk Exploration unless otherwise indicated.

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

On December 8th, 2009 the Company formed a wholly owned Nevada subsidiary, Golden Black Hawk, Inc.

Dun Glen Property

On December 10, 2009, (the “Effective Date”), the Company entered into a property interest purchase option agreement (the “Option Agreement”) with HuntMountain Resources, Inc. (“HuntMountain”), a public company that has the option right to acquire 100% interest  in a total of 73 mining claims in Pershing County, Nevada (the “Dun Glen Property”).

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
●
An additional payment of $25,000 is due and issuance of 100,000 restricted common shares on or before December 10th, 2010, the first year anniversary of the signing of the agreement. The 100,000 restricted shares have yet to be issued.

●	A further payment of $25,000 is due on or before December 10th, 2011, the second anniversary of the agreement.
●	Development expenditures on the property of not less than $700,000 on or before the fourth anniversary of the effective date of the agreement.

The Company must also pay third parties $72,500 in 2011 and each year thereafter as part of their option agreements with HuntMountain, for which the Company assumed responsibility as part of the Option Agreement.

As of August 31, 2010, the Company incurred $325,000 of acquisition costs related to the mineral right of the Dun Glen Property.  Management does not consider any impairment of the assets necessary as of August 31, 2010.

In May 10th, 2010 the Company announced the addition of 30 additional Dun Glen claims covering approximately 600 adjacent acres.

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

Clayton Valley Property

In August 2009 the Company formed a wholly owned Nevada subsidiary, Blue Lithium Energy Inc. (“Blue Lithium”). Blue Lithium will initially acquire, explore and develop a portfolio of strategic Lithium properties in the United States and Canada.

On September 30, 2009 Black Hawk announced its Clayton Valley, Nevada claims acquisition, also referred to as its BMP claims. Black Hawk’s 1,120 acre site is located in the lithium rich Clayton Valley which is the home of the largest lithium brine production facility in the U.S. The Chemetall Foote facility has produced in excess of 50 million Kg of lithium to date and is scaled to produce 1.2 million Kg a year. The American Institute of Mining estimates the mineral resource of the Clayton Valley to be 750 million Kg of lithium. The lithium brine deposits are located at depths of a few hundred meters and can be extracted in an environmentally friendly manner. During the mid-to late 1970’s the U.S. Geological Survey (USGS) evaluated Lithium deposits and resources around the world.  During the course of the program they drilled 22 holes in Nevada and Arizona.  Initial drilling was in Clayton Valley (one of these drill sites was on Black Hawk claims adjacent to Chemetall Foote) to evaluate the known continental-brines.  USGS holes drilled in the new target area  had 1.3 and 1.7 ppm Lithium in the brines that were intersected plus 287 and 364 ppm lithium in the sediments. These are within the range of values that could be indicative for lithium brines in the target area.

The area the Company is currently evaluating has a geologic and topographic setting that is similar.  The Company has drilled 1 exploratory well which incurred lithium assays indications from 65 feet to total depth of 520 feet. A well defined Lithium aquafer reflecting commercial values was not found and additional exploration of the leases will be evaluated The Company renewed the Clayton Valley leases for future exploration.  We hold title to 56 placer mineral claims over a 1,120 acre site. The mineral claims give us the right to all of the minerals which can be claimed by placer claims underlying  the land on which the claims have been staked. We began exploration on our property in September 2009.

In March of 2010, Blue Lithium completed its primary drill program on its Clayton Valley claims.

Former Claims

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

In August 2007, we acquired a 100% interest in the Lucky Emma Uranium claims, (“Wyoming Claims”), located in the recording district of Lander, Wyoming.  Pursuant to an Asset Purchase Agreement between us and Maria Regina Caeli Management Corp (the “Seller), we paid $20,000 and issued 50,000 shares to the Seller for a 100% interest in the Wyoming Claims.  In August 2008, we discontinued our pursuit of the Wyoming property.  We did not make the annual payment to the State of Nevada in order to keep the property in good standing.

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

In 2005 the Company under the management of former President, Garrett Ainsworth acquired a 100% undivided right, title and interest in and to 3 mineral claims comprising 942 hectares located 15 kilometers south of the Golden Bear Mine and 73 km northwest of the town of Telegraph Creek, British Columbia, Canada.    In order to acquire the claims, our former President, Garrett Ainsworth paid $2,000 to Mr. Peter Burjoski, the vendor of the property, in an arm’s length transaction. On August 21, 2005 we reimbursed Mr. Ainsworth for the purchase. In addition, on December 19, 2005, our President, Garret Ainsworth staked an additional 410 hectares of property contiguous with the Samotua Property. This property is called the Bandit claims. In May 2006 our  former President, Garrett Ainsworth staked another approximately 400 hectares of property contiguous with the Bandit claim.  In 2008 we discontinued our pursuit of this property.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2011.

Competition

The Lithium, Gold and Silver industries are fragmented. We compete with other exploration companies looking for these minerals. We are one of the smallest exploration companies. We are an infinitely small participant in the Lithium, Gold and Silver exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of Lithium, Gold and Silver from our properties. Readily available Lithium markets exist in Canada and around the world for the sale of Lithium. Gold and Silver markets exist internationally in all areas of the world for the purchase and sale of Gold and Silver. As the international demand for battery-powered devices steadily increases, the Global demand for our potential lithium production will focus the investment communities spotlight on Black Hawk and its Clayton Valley holdings. The Chemetall Foote Minerals facility at their Clayton Valley Silver Peak Mine, located in close proximity to our Blue Lithium Clayton Valley holdings, has been continually producing lithium utilizing brines from shallow 300 ft to 800 ft wells for almost 45 years (1965). As the price of Gold and Silver continues to increase and demand for our potential Gold and Silver production increases, we will focus the investment communities spotlight on Black Hawk Exploration, Golden BlackHhawk, Inc. and its Dun Glen Claims.

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

Black Hawk’s Board of Directors have approved $50,000 in funding for the program submitted by Black Hawk Exploration’s geologists Dun Glen Auger drill program and expect the Dun Glen and  Clayton Valley exploration and permitting process to continue through 2011. Black Hawk has received BLM approval to commence additional drill programs November 10th, 2010. The Company has retained JBR Environmental Consultants to prepare a Plan of Operations (POO) and Reclamation for Dun Glen.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant’s report to our audited consolidated financial statements for the year ended August 31, 2010, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of August 31, 2010, we had cash in the amount of $60,420. We currently have minimal operations at our Dun Glen Claims and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Dun Glen and Clayton Valley properties.  We currently have sufficient funds to conduct continued exploration on the properties but may require additional financing in order to determine whether the properties contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any firm arrangements for financing and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for lithium, oil and gas, copper, silver and gold, investor acceptance of our property, other mineral opportunities and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the additional  sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

We have not started our proposed business operations, except for the preliminary acquisition of mining claims, or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We plan to continue exploration on our mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable Lithium Brine exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of Lithium, Gold and Silver on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

We have no known Gold and Silver reserves but sampling has indicated we have gross  revenue estimates of up to $650,000 at current market prices but  we cannot guarantee we will process  any Gold and Silver or if we find additional Gold and Silver, that production will be profitable.

We have minimal gold and silver known estimated inferred reserves.  We have  identified gold and silver on the property but we cannot guarantee that we will ever find any additional gold and silver.  We did rely upon expert advice in selecting the property for the exploration.   If we cannot find additional gold and silver or it is not economical to recover, we will have to cease operations.

Rain and snow may make the road leading to our property impassable.  This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable.  When roads are impassable, we are unable to work. Our lithium properties are located in high desert area of Nevada and could be subject to Snow and Flooding. Our Dun Glen Claims are located at 5,000 to 7,000 feet above sea level and access is limited in the late fall to mid- spring time periods.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material.  If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find additional mineralized material, although our property may contain mineralized material.  If we do not find additional  mineralized material, we will cease operations.

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

Trading of our stock may be restricted by the SEC’s Penny Stock Regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTC BB exchange under the symbol BHWX.  In the future, the trading price of our common shares may be subject to continued wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 2.                 Description of Property.

Location and Access

Clayton Valley Lithium Claims

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

Dun Glen Gold and Silver Claims

The Dun Glen mining claims are located approximately 18.5 air miles southwest of Winnemucca, Nevada.  Winnemucca is 149 highway miles northeast of Reno, Nevada and 500 highway miles northeast of Las Vegas Nevada.  The claims are on Auld Lang Syne peak area in the vicinity of the old abandoned Dun Glen town site within the Sierra mining district.

Access to the claims is via 25.6 miles of paved U.S. and Nevada State highways from Winnemucca leading to 9.7 miles of county improved and maintained gravel roads from  the Dun Glen exit which cross the boundary of the claims.  Sources of water are available on the property. Power is available at the intersection of the county road and State Highway at the foot of the mountain. Labor and supplies are available at Winnemucca, Elko, Tonopah, Las Vegas and Reno which are local and regional mining and supply centers.

The mineral claims are located in sections 1, 2, 11-12, and 14 T33N/R36E Mount Diablo Meridian.

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

Item 4.                 Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2010.

Item 5.                 Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BHWX”.

On May 7, 2007, our Board of Directors approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock.  We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Corporation will issue ten (10) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, our authorized capital has increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001 each.  We issued ten (10) shares of common stock in exchange for every one (1) share of common stock issued and outstanding.  This increased our issued and outstanding share capital from 5,747,000 shares of common stock to 57,470,000 shares of common stock.

As of December 15, 2010 there were in excess of 8,000 shareholders and 62,761,721 shares outstanding.

On October 19, 2009 Black Hawk announced that it had entered into an equity financing agreement for up to $1,000,000 from private investors (of which $600,000 has been drawn as of August 31, 2010). Under the terms of the agreement, Black Hawk has the right to call upon funds as needed, with actual funding subject to the sole discretion and approval of the investors.  Black Hawk has received its first tranche which will be used for additional claim evaluations and operating expenses. Black Hawk may draw up to $1,000,000 in total by issuing units consisting of one share of its common stock at $0.85 US and one common stock purchase warrant exercisable for the purchase of one additional share of common stock at $1.05 for the first 12 months and $1.25 if exercised by the end of the second year. The securities to be issued under the agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

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

Recent Sales of Unregistered Securities

On October 20, 2006 we sold 2,000,000 post-split shares to one investor at a price of $0.10 for proceeds of $20,000.

On May 30, 2007, we closed a private placement of 571,428 common shares for gross proceeds of $400,000.

On August 6, 2009 we closed a private placement of 600,000 common shares at $0.10 for proceeds of $60,000.

On October 16, 2009 we closed a private placement of 64,706 common shares at a price of $0.85 for proceeds of $55,000.

On November 20, 2009 the Company received a first tranche of $200,000 under a “Share Issuance Agreement” that provides the Company with up to $1,000,000.  The agreement is to issue common shares at a price of $0.85 upon receipt of funds and to issue a warrant for the like number of shares priced at $1.05 for the first year and $1.25 if exercised in the second year.

On October 19, 2010 we closed a private placement of 2,272,728 common shares at a price of $0.22 for proceeds of $500,000.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.                 Selected Financial Data

Not required

Item 7.                 Management’s Discussion and Analysis or Plan of Operation.

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

On November 20, 2009 the Company received the first draw down of $200,000 from the financing commitment The Company has received $600,000 total draw to date and still has $400,000 available if needed, subject to new terms to be mutually agreed upon at the time of draw down.

On October 19, 2010 the Company issued 2,272,728 shares of its common stock previously registered on a Form S-l to investors at $0.22 per share for aggregate proceeds of $500,000. The Company also entered into an original issue discount senior secured promissory notes of $600,000 face value and a $500,000 original discount amount to the same investors.  The investors also received Series A Warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and Series B Warrants to acquire 2,272,728 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance.

Over the next twelve months we intend to use funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$180,000
Operations: Future property acquisitions	200,000
Working Capital	300,000
Total	$680,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At August 31, 2010, we had a working capital of $47,620.

At August 31, 2010, our total assets of $410,591 which consists of cash of $60,420 and mineral property cost of $350,171. This compares with our assets at August 31, 2009 of $50,200, which consisted of cash of $13,000, prepaid expenses of $33,500 and mineral property costs of $3,700.

At August 31, 2010, our total liabilities were $12,800, compared to our liabilities of $-0- as at August 31, 2009.  We have had no revenues from inception.

Results of Operations.

We posted losses of $706,839 for the year ending August 31, 2010 compared to losses of $66,879 for the year ended August 31, 2009, and losses of $1,402,939 since inception to August 31, 2010. During the year ended August 31, 2010, mineral development expenses increased from $1,300 to $236,563 from the year ended August 31, 2009 as we began exploration and development of our mineral property.  General and administrative expenses increased from $65,579 to $470,276 during the same period due to the increased development of mineral properties.

Operating expenses for the year ending August 31, 2010 were $706,839 compared to the year ending August 31, 2009 that were $66,879.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties once acquired.

Purchase of Significant Equipment

We did not purchase any significant equipment during the year ended August 31, 2010 and do not intend to purchase any significant equipment over the twelve months ending August 31, 2011.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, our auditors included an explanatory paragraph in their report regarding concerns about our ability to continue as a going concern in the consolidated financial statements for the year ended August 31, 2010.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

Black Hawk does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Black Hawk’s results of operations, financial position or cash flow.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through August 31, 2010 have incurred losses of $1,402,939 since our inception.   During this period, we have successfully raised $1,189,300 from our S-1 offering and subsequent private placements. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements. There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing  and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our S-1 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 3,  2010

Consolidated Balance Sheets as at August 31, 2010 and 2009

Consolidated Statements of Operations for each of the years ended August 31, 2010 and 2009 and the period from April 14, 2005 (inception) to August 31, 2010

Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2010 and 2009 and for the period from April 14, 2005 (inception) to August 31, 2010

Consolidated Statements of Cash Flows for each of the years ended August 31, 2010 and 2009 and the period from April 14, 2005 (inception) to August 31, 2010.

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Black Hawk Exploration
(An Exploration Stage Company)
Fox Island, WA

We have audited the accompanying consolidated balance sheets of Black Hawk Exploration (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from April 14, 2005 (inception) through August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Hawk Exploration as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from April 14, 2005 (inception) through August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
December 3, 2010

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Consolidated Balance Sheets

	August 31,	August 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$60,420	$13,000
Prepaid expenses	-	33,500

Total Current Assets	60,420	46,500

OTHER ASSETS

Mineral properties	350,171	3,700

Total Other Assets	350,171	3,700

TOTAL ASSETS	$410,591	$50,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$12,800	$-

Total Current Liabilities	12,800	-

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, 300,000,000 shares authorized at par value of $0.001; 60,488,993 and 59,201,428 shares issued and outstanding, respectively	60,489	59,201
Additional paid-in capital	1,740,241	687,099
Deficit accumulated during the exploration stage	(1,402,939)	(696,100)

Total Stockholders’ Equity	397,791	50,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,591	$50,200

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Consolidated Statements of Operations

			From Inception on April 14, 2005 Through August 31, 2010

	For the Year Ended August 31,

	2010	2009

OPERATING EXPENSES

Mineral development expenses	$236,563	$1,300	$238,393
General and administrative	470,276	65,579	639,984
Impairment of mineral properties	-	-	524,562

Total Operating Expenses	706,839	66,879	1,402,939

NET LOSS FROM OPERATIONS	(706,839)	(66,879)	(1,402,939)

LOSS BEFORE INCOME TAXES	(706,839)	(66,879)	(1,402,939)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(706,839)	$(66,879)	$(1,402,939)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,851,985	58,359,784

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Exploration	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception on April 14, 2005	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	55,470,000	55,470	(1,170)	(2,000)	-	52,300

Net loss from inception through August 31, 2005	-	-	-	-	(2,095)	(2,095)

Balance August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205

Cash receipt for subscription receivable	-	-	-	2,000	-	2,000

Net loss for the year ended August 31, 2006	-	-	-	-	(17,510)	(17,510)

Balance August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695

Issuance of common stock for cash	2,571,428	2,571	417,429	-	-	420,000

Issuance of common stock for mineral property costs	210,000	210	146,790	-	-	147,000

Net loss for the year ended August 31, 2007	-	-	-	-	(326,241)	(326,241)

Balance August 31, 2007	58,251,428	58,251	563,049	-	(345,846)	275,454

Issuance of common stock for mineral property costs	50,000	50	34,950	-	-	35,000

Net loss for the year ended August 31, 2008	-	-	-	-	(283,375)	(283,375)

Balance, August 31, 2008	58,301,428	58,301	597,999	-	(629,221)	27,079

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Subscription	Exploration	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, August 31, 2008	58,301,428	58,301	597,999	-	(629,221)	27,079

Issuance of common stock for cash	600,000	600	59,400	-	-	60,000

Issuance of common stock for services	300,000	300	29,700	-	-	30,000

Net loss for the year ended August 31, 2009	-	-	-	-	(66,879)	(66,879)

Balance August 31, 2009	59,201,428	59,201	687,099	-	(696,100)	50,200

Common stock issued for cash	770,588	771	654,229	-	-	655,000

Common stock issued for purchase of mineral property	250,000	250	249,750	-	-	250,000

Common stock issued for services	266,977	267	149,163	-	-	149,430

Net loss for the year ended August 31, 2010	-	-	-	-	(706,839)	(706,839)

Balance August 31, 2010	60,488,993	$60,489	$1,740,241	$-	$(1,402,939)	$397,791

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on April 14,
	For the Year Ended		2005 Through
	August 31,		August 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(706,839)	$(66,879)	$(1,402,939)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Common stock issued for services	149,430	30,000	179,430
Changes in operating assets and liabilities:
Prepaid expenses	12,029	(28,500)	(21,471)
Accounts payable	12,800	(4,314)	12,800

Net Cash Used in Operating Activities	(532,580)	(69,693)	(707,618)

INVESTING ACTIVITIES
Purchase of mineral properties	(75,000)	(3,700)	(421,262)

Net Cash Used in Investing Activities	(75,000)	(3,700)	(421,262)

FINANCING ACTIVITIES

Common stock issued for cash	655,000	60,000	1,189,300

Net Cash Provided by Financing Activities	655,000	60,000	1,189,300

NET INCREASE (DECREASE) IN CASH	47,420	(13,393)	60,420
CASH AT BEGINNING OF PERIOD	13,000	26,393	-
CASH AT END OF PERIOD	$60,420	$13,000	$60,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Common stock issued for mineral properties	$250,000	$-	$432,000
Reclassification of prepaid to mineral property	$21,471	-	$21,471

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 1 - NATURE OF BUSINESS

Black Hawk Exploration (“the Company”) was incorporated in Nevada on April 14, 2005, to engage in acquisition and exploration of mineral properties.

In August 2009 the Company formed Blue Lithium Energy, Inc. a wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop lithium properties in the United States and Canada.

On December 8, 2009 the Company formed Golden Black Hawk, Inc., a second wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop gold properties in the United States and Canada.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiaries, Blue Lithium Energy Inc., and Golden Black Hawk, Inc., both Nevada Corporations. All intercompany transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

Exploration Stage Company
The Company complies with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for its characterization of the Company as an exploration stage company.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

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

Impairment of Mineral Rights
The Company reviews mineral rights for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. During the years ended August 31, 2010 and 2009, the Company recorded impairment to mineral rights of $Nil and $Nil, respectively.

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of August 31, 2010, management has determined that the Company does not presently have such an obligation.

Stock Based Compensation
Stock based compensation expense is recorded in accordance with FASB ASC 718, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments
As of August 31, 2010, the Company’s financial instruments consist of cash. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to amend the disclosure requirements related to subsequent events. The guidance requires an entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The adoption of this new standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-06, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the    reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

On September 15, 2009, the Company adopted FASB ASC 105, Generally Accepted Accounting Principles, the authoritative guidance that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which continue to be sources of authoritative GAAP for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Adoption of the new guidance did not have a material impact on the Company’s financial statements.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued authoritative guidance, ASU 2009-13 on revenue arrangements with multiple deliverable.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance will not have a material impact on the Company’s financial statements.

NOTE 4 – MINERAL RIGHTS

BMP Property
During the year ended August 31, 2009, a geologist engaged by the Company identified and acquired 56 lithium claims in the state of Nevada on behalf of the Company.  The titles to these claims were transferred to the Company in November 2009.  As of August 31, 2010, the Company has incurred $25,171 of acquisition costs related to the mineral rights of the BMP Property.

Dun Glen Property
On December 10, 2009, (the “Effective Date”), the Company entered into a property interest purchase option agreement (the “Option Agreement”) with HuntMountain Resources, Inc., a public company that has the option right to acquire 100% interest  in a total of 73 mining claims in Pershing County, Nevada.

The Option Agreement entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others.  Considerations for the Option Agreement are as follows:

●	An initial payment of $50,000 (paid) and issuance of 250,000 shares of common stock on the effective date. The common shares were issued on February 23, 2010.
●
An additional payment of $25,000 and issuance of 100,000 restricted common shares on or before the first year anniversary of the signing of the agreement. The 100,000 restricted shares have yet to be issued.

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

As of August 31, 2010, the Company has incurred $325,000 of acquisition costs related to the mineral right of the Dun Glen Property.  Management does not consider any impairment of the assets necessary as of August 31, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2009, the Company issued 20,000 common shares to the two new directors of the Company, valued at $0.10 per share for total director’s compensation of $2,000.

During the year ended August 31, 2010, the Company paid total consulting fees of $113,000 to a private company that has a common director with the Company.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended August 31, 2010, the Company paid rent of $4,000 to a company with a common director and CEO with the Company.

NOTE 6 – COMMITMENTS

The Company entered into a marketing agreement with Alpha Trade to provide internet access to its website clients and distribute Press Releases and Company information for a period of 90 days for a fee of $12,000. The services have been provided by Alpha Trade to the Company and no further obligations are outstanding.

On November 20, 2009 the Company received the first draw down of $200,000 from the its Equity Line of Credit financing commitment. The Company has received $600,000 total draw to date and still has $400,000 available if needed, with funding subject to the sole discretion and approval of the counterparty to the agreement.

The Company has an outstanding obligation to pay HuntMountain $25,000 on the 1st anniversary, December 10th 2010, of the signing of their agreement and the issuance of 100,000 shares of its restricted common stock. The Company has a further obligation to pay HuntMountain and additional $25,000 on or prior to the 2nd year anniversary of the agreement. The Company must also pay other parties a total of $72,500 per year through 2016 as part of the Option Agreement.

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

NOTE 7 – COMMON STOCK

The Company’s authorized stocks consist of 300,000,000 common shares at a par value of $0.001.

In October 2006, the Company raised $20,000 from the sale of 2,000,000 post-split common shares at $0.10 per share.

On May 7, 2007, the board of directors approved a ten (10) for one (1) forward stock split of authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue ten shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, the authorized capital increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 7 – COMMON STOCK (CONTINUED)

In August 2009, the Company issued 600,000 common shares at $0.10 per share for total proceeds of $60,000.

In August 2009, the Company issued 280,000 common shares valued at $0.10 per share to a related-party consultant of the Company, for services.

In August 2009, the Company issued 20,000 common shares valued at $0.10 per share to the two new directors of the Company for services. Mr. Murphy received 10,000 shares as compensation for serving as President and Director, and owns a total of 12,010,000 common shares. Mr. Howard Bouch received 10,000 shares as compensation for serving as Chief Financial Officer and Director. Mr. Bouch owns a total of 10,000 common shares.

On October 16, 2009, the Company received gross proceeds of $55,000 for subscriptions of 64,706 shares of the Company’s common stock at $0.85 per share.  The shares were issued in February 2010.

On October 19, 2009, the Company entered into an equity financing agreement whereby the Company may draw up to $1,000,000 by issuing units at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years at $1.05 for the first 12 months and $1.25 for the second 12 months.   Under the term of the agreement the Company has the right to call upon funds as needed, subject to approval by the other party to the agreement. As of August 31, 2010, the Company has issued 705,882 common shares under the terms of the agreement.

In February 2010, the Company issued 250,000 common shares in accordance with the Dun Glen Property Option agreement.  The shares were valued at $1.00 per share for a total of $250,000 based upon the fair market value of the Company’s stock on December 10, 2009; the effective date of the Option Agreement.

During the year period ended August 31, 2010, the Company issued 250,000 common shares to a consulting firm in accordance with a letter agreement effective February 1, 2010 for consulting services on the Company’s website and shareholder presentation and investment opportunities.  The shares were valued at $0.54 per share for a total value of $135,000 based on the fair market value of the stock on February 1, 2010.

During the year ended August 31, 2010, the Company issued 16,977 shares of its common stock for mineral exploration services valued at $0.85 per shares for a total of $14,430, based upon the fair market value of the Company’s stock at the time of the transaction.

Kevin M Murphy, the Company’s Chief Executive Officer, purchased 12,000,000 shares of common stock in a private transaction with Wayne Weaver disclosed in an 8K filed by the Company on March 1, 2010. Mr. Murphy owns a total of 12,010,000 common shares. Wayne Weaver purchased shares in the Company in a private transaction and by multiple private placements disclosed in 8K filings by the Company. Mr. Weaver beneficially owns 9,370,588 common shares.

NOTE 8 - INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 8 - INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2010	August 31, 2009
Income tax benefit attributable to:
Net operating loss	$190,000	$12,500
Change in valuation allowance	(190,000)	(12,500)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2010	August 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$416,000	$226,000
Valuation allowance	(416,000)	(226,000)
Net deferred tax asset	$-	$-

The Company’s 0% effective tax rate for each year, as compared to the 34% statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At August 31, 2010, the Company had an unused net operating loss carry-forward approximating $1,223,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2025.

NOTE 9 – SUBSEQUENT EVENTS

Black Hawk Exploration entered into a 3 party agreement with Tiger Oil LLC and Tiger Oil and Energy, Inc. (a company with a common Director of Black Hawk) to acquire and develop oil leases acquired by Black Hawk. Tiger Oil and Energy was paid a$40,000 fee for their services as disclosed in an 8K filed November 19, 2010.

On October 18, 2010 Black Hawk Exploration (the “Company”, “we”, “our”, “us”) entered into a Securities Purchase Agreement wherein we agreed to sell, and two institutional investors agreed to purchase, $500,000 of our common stock, previously registered on a June 29, 2010 Post-Effective Amendment to our Form S-1, at $0.22 per share for an aggregate of 2,272,728 shares.  In addition to the shares, we also agreed to issue Series A and Series B warrants to the investors.  The Series A warrants will entitle the investors to acquire up to a maximum of 15,000,000 shares of our common stock at $0.22 per share for a period of 30 months from the date of closing.  The Series B warrants will entitle the investors to acquire up to a maximum of 2,272,728 shares of our common stock at $0.22 per share for a period of 5 years from the date of closing.  Both series of warrants also include cashless exercise provisions. In connection with the transactions described herein, certain shareholders of the Company agreed to not sell shares of our common stock for 180 days following the closing. The Company closed this transaction on October 19, 2010.

Also on October 18, 2010, we entered into secured loan agreements with the same investors.  The aggregate face value of the loans is $600,000, with a discounted $500,000 in cash being provided to us by the investors.   The loans have a maturity of 6 months and are non-interest bearing.  The loans will be secured against all of our assets, including our Dun Glenn and Clayton Valley claims, as well as the assets of our subsidiaries. The Company closed this transaction on October 19, 2010.

BLACK HAWK EXPLORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010 and 2009

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

For more details on these transactions, please see the definitive agreements, which are attached in their entirety as exhibits to Form 8K filed October 18, 2010.

On October 24, 2010, we entered into an agreement with Equititrend Advisors, LLC to provide and render public relations and communications services for a term of 6 months, with compensation of $50,000 for the length of the term.

Item 9A.              Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president along with our company’s secretary.  Based upon that evaluation, our company’s president along with our company’s secretary concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of August 31, 2010, management has determined that the Company’s internal control over financial reporting as of August 31, 2010 was effective.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2010.

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

Item 9B.              Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As of August 31, 2010, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kevin M. Murphy	Director, President, CEO	62	July 27, 2009
Howard Bouch	Director, Secretary, CFO	65	July 27, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kevin M. Murphy
Mr. Murphy, age 62, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy currently serves as President and CEO of United Potash Corp (UPCO) on the OTC/BB (formerly Utah Uranium Inc.) and as President and Director of Convenientcast Inc.(CVCT) on the OTC/BB(formerly Lone Mountain Mines, Inc.). He is also President and Chairman of the Board of Directors of, a private investment banking firm. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles’s School of Business, and is an Alumni of Sigma Alpha Epsilon.

Howard Bouch

Howard Bouch, age 65, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., (symbol VVDB), Tiger Oil and Energy, Inc. (symbol TGRO), Convenientcast, Inc, (symbol CVCT), Universal Potash Corp. (symbol UPCO) and Black Hawk Exploration symbol BHWX).

Committees of the Board

Currently our company has the following committees:
●	Audit Committee;
●	Nominating and Corporate Governance Committee; and
●	Compensation Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2010, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 15, 2006, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)
Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3)	Compliance with applicable governmental laws, rules and regulations;

4)	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5)	Accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to our annual report filed December 21, 2006.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Black Hawk Exploration, PO Box 363, Fox Island, WA 98333.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended August 31, 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2010.

On October 19, 2010 the Company issued 2,272,728 shares of its common stock previously registered on a Form S-l to investors at $0.22 per share for aggregate proceeds of $500,000. The Company also entered into an original issue discount senior secured promissory notes of $600,000 face value and a $500,000 original discount amount to the same investors.  The investors also received Series A Warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and Series B Warrants to acquire 2,272,728 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended August 31, 2010.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 15, 2010, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Kevin M. Murphy 1174 Manitou Dr. NW PO Box 363, Fox Island, WA 98333	12,010,000 common shares	19.13%
Howard Bouch Grove House 13 Low Seaton, Workington Cumbria, England,CA14 1PR UK	10,000 common shares	<1.0%
Wayne Weaver Maison de Grant Rue de L’ Etocquet St. Owen, Jersey Isles	9,370,588 common shares	14.93%
Directors and Executive Officers as a Group	12,020,000 common shares	19.15%

(1)
Based on 62,761,721 shares of common stock issued and outstanding as of December 15, 2010.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.                 Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and review of the consolidated financial statements included on our Forms 10-Q, for the fiscal years ended August 31, 2010 and 2009 were approximately $16,660 and 11,480, respectively.

Audit Related Fees

For the fiscal year ended August 31, 2010 and 2009, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were approximately $5,085 and $0, respectively.

Tax Fees

For the fiscal year ended August 31, 2010, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totaled $0.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:
●	approved by our audit committee (which consists of entire Board of Directors); or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP’s independence.

Part 1V

Item 15.                 Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
(10)	Material Contracts
10.1 10.2	Securities Purchase Agreements (incorporated by reference from our Form 8K filed October 18, 2010). Secured Loan Agreements (incorporated by reference from our Form 8K filed October 18, 2010).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).
(31)	Section 302 Certification
31.1 31.2	Certification of Kevin M. Murphy Certification of Howard Bouch
(32)	Section 906 Certification
32.1	Certification of Kevin M. Murphy & Howard Bouch

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Hawk Exploration

By: /s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO

/s/ Howard Bouch
Howard Bouch, Secretary CFO

Date:  December __, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Murphy
Kevin M. Murphy	President, CEO	December __, 2010

/s/ Howard Bouch	Secretary/CFO	December __, 2010
Howard Bouch