Form 10-Q
period 2010-11-30
BLACK HAWK EXPLORATION
filed 2011-01-18
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30th, 2010 ____________

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
      Yes ☐     No ☐

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

63,581,721 common shares issued and outstanding as at January 14, 2010

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	August 31,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$589,976	$60,420
Prepaid expenses	41,667

Total Current Assets	631,643	60,420

OTHER ASSETS

Mineral properties	543,171	350,171

Total Other Assets	543,171	350,171

TOTAL ASSETS	$1,174,814	$410,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$20,640	$12,800
Notes payable, net	523,729	-

Total Current Liabilities	544,369	12,800

STOCKHOLDERS’ EQUITY

Common stock, 300,000,000 shares authorized at
par value of $0.001; 62,761,721 and 60,488,993
shares issued and outstanding, respectively	62,762	60,489
Additional paid-in capital	2,182,968	1,740,241
Deficit accumulated during the exploration stage	(1,615,285)	(1,402,939)

Total Stockholders’ Equity	630,445	397,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,174,814	$410,591

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
			on April 14,
	For the Three Months Ended		2005 Through
	November 30,		November 30,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES

Mineral development expenses	45,517	7,963	283,910
General and administrative	23,806	37,881	663,790
Professional fees	119,294	-	119,294
Impairment of mineral properties	-	-	524,562

Total Operating Expenses	188,617	45,844	1,591,556

NET LOSS FROM OPERATIONS	(188,617)	(45,844)	(1,591,556)

OTHER EXPENSES

Interest expense	(23,729)	-	(23,729)

LOSS BEFORE INCOME TAXES	(212,346)	(45,844)	(1,615,285)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(212,346)	$(45,844)	$(1,615,285)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,562,919	59,201,828

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception on April 14, 2005	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	55,470,000	55,470	(1,170)	(2,000)	-	52,300
Net loss from inception through
August 31, 2005	-	-	-	-	(2,095)	(2,095)
Balance August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205

Cash receipt for subscription receivable	-	-	-	2,000	-	2,000
Net loss for the year ended
August 31, 2006	-	-	-	-	(17,510)	(17,510)
Balance August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695

Issuance of common stock for cash	2,571,428	2,571	417,429	-	-	420,000
Issuance of common stock for mineral
property costs	210,000	210	146,790	-	-	147,000
Net loss for the year ended
August 31, 2007	-	-	-	-	(326,241)	(326,241)
Balance August 31, 2007	58,251,428	58,251	563,049	-	(345,846)	275,454

Issuance of common stock for mineral
property costs	50,000	50	34,950	-	-	35,000
Net loss for the year ended
August 31, 2008	-	-	-	-	(283,375)	(283,375)
Balance, August 31, 2008	58,301,428	58,301	597,999	-	(629,221)	27,079

Issuance of common stock for cash	600,000	600	59,400	-	-	60,000
Issuance of common stock for services	300,000	300	29,700	-	-	30,000
Net loss for the year ended
August 31, 2009	-	-	-	-	(66,879)	(66,879)
Balance August 31, 2009	59,201,428	59,201	687,099	-	(696,100)	50,200

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance August 31, 2009	59,201,428	59,201	687,099	-	(696,100)	50,200

Common stock issued for cash	770,588	771	654,229			655,000
Common stock issued for purchase of
mineral property	250,000	250	249,750	-	-	250,000
Common stock issued for services	266,977	267	149,163	-	-	149,430
Net loss for the year ended
August 31, 2010	-	-	-	-	(706,839)	(706,839)
Balance, August 31, 2010	60,488,993	60,489	1,740,241	-	(1,402,939)	397,791

Common stock issued for cash (unaudited)	2,272,728	2,273	497,727	-	-	500,000
Stock offering costs (unaudited)	-	-	(55,000)	-	-	(55,000)
Net loss for the three months ended
November 30, 2010 (unaudited)	-	-	-	-	(212,346)	(212,346)

Balance, November 30, 2010 (unaudited)	62,761,721	$62,762	$2,182,968	$-	$(1,615,285)	$630,445

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 14,
	For the Three Months Ended		2005 Through
	November 30,		November 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(212,346)	$(45,844)	$(1,615,285)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of mineral property costs	-	-	524,562
Common stock issued for services	-	-	179,430
Amortization of discount on notes payable	23,729	-	23,729
Amortization of prepaid expenses	8,333	-	8,333
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)	3,529	(71,471)
Accounts payable	7,840	9,000	20,640

Net Cash Used in Operating Activities	(222,444)	(33,315)	(930,062)

INVESTING ACTIVITIES
Purchase of mineral properties	(193,000)	-	(614,262)

Net Cash Used in Investing Activities	(193,000)	-	(614,262)

FINANCING ACTIVITIES
Proceeds from notes payable	500,000	-	500,000
Stock offering costs	(55,000)	-	(55,000)
Common stock issued for cash	500,000	254,999	1,689,300

Net Cash Provided by Financing Activities	945,000	254,999	2,134,300

NET INCREASE IN CASH	529,556	221,684	589,976
CASH AT BEGINNING OF PERIOD	60,420	13,000	-
CASH AT END OF PERIOD	$589,976	$234,684	$589,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
Common stock issued for mineral properties	$-	$-	$432,000
Reclassification of deposit to mineral property	$-	$21,471	$21,471

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements

NOTE 4 – PREPAID EXPENSES

On October 24, 2010 the Company entered into an agreement with Equititrend to provide public relations and communication services.  The Company paid an upfront fee of $50,000 for six months of services beginning on November 1, 2010 and ending on April 30, 2011.  The costs are being amortized at the rate of $8,333 per month for the six month period.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2010, the Company paid total consulting fees of $21,000 to a private company that has a common director with the Company.

During the three months ended November 30, 2010, the Company paid rent of $1,200 to a company with a common director and CEO with the Company.

NOTE 6 – MINERAL PROPERTIES

On October 27, 2010, the Company entered into a three party agreement with Tiger Oil, LLC and Tiger Oil and Energy, Inc (company’s with a common director of the Company) to acquire and develop oil leases.  Under the agreement, the Company purchased mineral properties from Tiger Oil and Energy, Inc located in Cowley County, Kansas covering approximately 2,553 acres of land.  The company paid $153,000 to acquire the leases.  The Company also paid $40,000 to Tiger Oil and Energy, Inc (company’s with a common director of the Company) for finder’s fees associated with the purchase.  The sum of these costs, totaling $193,000, has been capitalized to the total cost of the Company’s mineral properties.

Under the lease agreement, the Company has agreed to pay for 100% of the approved costs and expenses incurred in connection with rework of specific wells on the leased property.

NOTE 7 – NOTES PAYABLE

On October 19, 2010, the Company issued notes payable with an aggregate face value of $600,000 for a discounted sum of $500,000 cash.  The Company is amortizing the $100,000 discount on the note over its six month life and is recording the expense to interest expense.  As of November 30, 2010 the Company has amortized $23,729 leaving a net balance of $523,729. The Company also entered into a Security Agreement with its creditors to pledge all of its assets as security for the note.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 300 million shares and at November 30, 2010, 62,761,721 common shares were issued and outstanding.

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000.  Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash.  As part of the stock issuance, the Company issue Series A Warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and Issue Series B Warrants to acquire 2,272,728 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance.  Both warrants include cashless exercise provisions.  In conjunction with this financing the Company incurred $55,000 in stock offering costs which have been recorded as a reduction to additional paid-in capital.

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants using the following assumptions below.  Based on the fair market value of the warrants, the Company allocated $468,770 of the total $500,000 of total proceeds to the warrants with the remaining $31,230 being allocated to the common stock.

Stock Price at Valuation Date	$0.22
Exercise (Strike) Price	$0.22
Dividend Yield	0.00%
Years to Maturity	2.5 to 5.00
Risk-free Rate	0.97%
Volatility	241%

NOTE 9 – SUBSEQUENT EVENTS

On December 2, 2010, the Company entered into an agreement with JBR Environmental Consultants, Inc. to provide environmental services for the Dun Glen Project.  The costs are estimated at $13,000 for the project and the Company agreed to pay a retainer of $3,000.

On December 31, 2010 the Company entered into an agreement with International IR Inc to provide Investor relations. The Company agreed to pay to International IR, Inc a fee in the amount of $7,000 monthly and to issue International IR Inc., 360,000 common shares of the Company’s par value $0.001 stock.

On January 1, 2011 the company agreed to renew the consulting agreement in place with Wannigan Consulting Corp. (a related party to the Company) and issue 360,000 restricted common shares of its par value $0.001 stock.  The Company also agreed to pay consulting fees of $10,000 per month.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

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

On December 8, 2009 the Company formed a second wholly owned subsidiary in Nevada named Golden Black Hawk, Inc. This subsidiary then entered into an agreement (“the Option Agreement”) on December 10, 2009 (“the Effective Date”) with HuntMountain Resources Inc (HNTM) to purchase 75% of their option on a precious metal property in Nevada called Dun Glen. The Company expanded these holdingsin April 2010 with the addition of 30 additional strategic claims covering 600 acres. The Option Agreement between HuntMountain and the Company entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

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

Subject to funds available Black Hawk Exploration plans on increasing research and development over the next twelve months ending November 30th, 2011.

-	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock (issued) on the Effective Date to HuntMountain Resources Ltd.;

-	A further payment of $25,000 and issuance of 100,000 restricted shares of common stock on the first anniversary of the effective Date; Paid and issued to HuntMountain Resources Ltd.

-	A further payment of $25,000 to HuntMountain Resources Ltd. will be due on the second anniversary of the Effective Date;

-	Incur or fund expenditures on the Property of not less than $700,000 on or before the fourth anniversary of the Effective Date.

In October 2010 the Company entered into an oil and gas lease acquisition agreement with Tiger LLC, a Kansas company to acquire 2553 acres of leases for development. Black Hawk also entered into a non-exclusive joint venture agreement with Tiger Oil and Energy, a publically traded Nevada registered corporation, trading under the symbol, TGRO.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

In March of 2010 Black Hawks wholly owned subsidiary Blue Lithium Energy completed its primary drill program on its Clayton Valley claims, results showed indications of lithium over over 80% of the drill hole, but all assays showed values less then economical at current price levels for the mineral.

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting was amended and approved and an exploration program is currently in progress. Additional amendments to our program are anticipated and will be submitted for approval to the BLM and a response from the US Bureau of Land Management is expected April/May 2011.Assays from the analysis of 8 existing dumps on the property warranted Black Hawk preparing a Plan Of Operation to remove gold and silver bearing ore from the property. The Company has commissioned a 3rd party to prepare the POO for submission to the BLM.

Blue Lithium Energy, Inc., the wholly owned subsidiary of Black Hawk Exploration dedicated to lithium discovery plans to add additional leases for exploration purposes in the 1st quarter of 2011.

We do not anticipate that we will expend any additional significant funds on research and development over the next twelve months ending November 30th, 2011 other then funds for additional acquisitions, and current project development.

Our future mineral exploration program will be subject to the rules of the Bureau of Land Management (BLM)  in Nevada and our oil and gas exploration in Cowley County, Kansas will be subject to State regulatory agencies as well as BLM if applicable.

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and Kansas permitting requirements . BLM provides for permitting less then 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current program. Kansas permitting is on a site by site issue. Multiple sites are planned for permitting. Most typically the entire Notice Level Permitting (NLP) is approved and  accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. Kansas permitting is normally approved with 15 days.

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

Black Hawk Exploration entered into a 3 party agreement with Tiger Oil LLC and Tiger Oil and Energy, Inc. (a company with a common Director of Black Hawk) to acquire and develop oil leases acquired by Black Hawk. Tiger Oil and Energy was paid a $40,000 fee for their services as disclosed in an 8K filed November 19, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2011 other then 2 vehicles for company use.

Competition

The mining and oil and gas industries are fragmented. We compete with other exploration companies looking for oil, gas, gold, silver and lithium. We are one of the smallest exploration companies in existence. We are an infinitely small participant in all our markets. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

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

The Oil and Gas industry in Kansas is also fragmented. We will be competing with other exploration companies looking for oil and gas. We are one of the smallest exploration companies with very limited oil and gas property holdings. We are an infinitely small participant in theoil and gas exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of  oil or gas from our Cowley County properties.  Readily available oil and gas markets exist in Kansas and around the world for the sale of oil and gas. As the international demand for these minerals steadily increases as reflected by the current  highs being paid for these resources, the Global demand for our potential oil and gas production will focus the investment communities spotlight on Black Hawks new venture

Government Regulations and Supervision

Our mineral exploration programs will be subject to the rules of the Bureau of Land Management (BLM).

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and amending existing permits in place. This provides for permitting in Clayton Valley of less than 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current Lithium program. Most typically the entire Notice Level Permitting (NLP) is approved / accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. An existing exploratory permit was transferred to Golden Black Hawk from HuntMountain through the acquisition of Dun Glen and this permit was amended and once again  is in the amendment process to allow for the most efficient exploration  use of the Dun Glen leases. No permits have been applied for in Kansas in association with our newly acquired Oil and Gas properties.

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

In April of 2010 Black Hawks wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. On July 23th, BHWX received approval and commenced work. A further allocation of funding up to $100,000 was approved by Management and re-permitting of additional sites submitted to the USBLM and approved. The Black Hole Dump and Monroe Creek 2 Dump remain to be tested and are fully permitted by the BLM. A Plan Of Operation to remove the gold and silver ore is being prepared for BLM approval.

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

Three Months ended November 30th, 2010

During the three months ended November 30th, 2010, operating expenses totaled $188,617 and interest expense totaled $23,729 resulting in a net loss of $212,346 against no revenues. During the three months ended November 30th, 2009, operating expenses totaled $45,844 with no interest expense for a net loss of $45,844 against no revenues.

The increased operating expenses and net loss resulted from the lack of activities in the three month period in 2009. There were mineral costs of only $7,963 in 2009 compared to $45,517 in 2010. General and administrative expenses decreased from $37,881 to $23,806 which was offset by an increase in professional fees of $119,294 from 2009 to 2010.

Financial Condition, Liquidity and Capital Resources

At November 30th, 2010, there was a working capital of $87,274 compared to $47,620 in 2009.

At November 30th, 2010, our total current assets were $631,643, which consisted of cash of $589,976 and prepaid expenses of $41,667. In 2009 our total current assets were $60,420, which was all cash.  The significant increase in cash is due to debt and equity financing entered into during the three months ended November 30, 2010.

At November 30th, 2010, our total current liabilities were $544,369 compared to $12,800.  The increased in current liabilities is due to a short term note payable entered into during the three months ended November 30, 2010.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $945,000 during the three months ended November 30, 2010 compared to 254,999 in 2009 and $2,134,300 from inception to November 30, 2010.

We have no external sources of liquidity in the form of credit lines from banks.

On October 19, 2009 the Company entered into an equity financing agreement (the “Financing Agreement”), whereby the Company may draw up to $1,000,000 by issuing units (the “Units”) at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years, at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed. The securities will be issued upon receiving registration approval. In accordance with the Financing Agreement, as of January 14th, 2011 the Company has received gross proceeds of $600,000 for subscription of 470,588 units at $0.85 per unit. The units were issued in February, 2010.

Plan of Operation

Cash Requirements

Over the twelve months ending November 30, 2011 we plan to expend a total of approximately $250,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require additional funds to commence our exploration and acquisition operations. We had cash on hand of $589,976 as of November 30, 2010. We anticipate that we will have to raise additional cash of approximately $2,000,000 to allow us to complete our proposed exploration and acquisition program. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending February 28, 2012 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$160,000
Operations: Debt settlement	600,000
Future property acquisitions	250,000
Working capital	200,000
Development of properties	1,000,000
Total	$2,210,000

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through November 30, 2010 have incurred losses of $1,615,285 from our inception.

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

Our independent accountant’s report to our audited financial statements for the year ended August 31, 2010, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of November 30, 2010 we had cash in the amount of $589,976. We currently do not have any significant operations and we have no income.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral property;
●	Our ability to generate revenues; and
●	Our ability to reduce exploration costs.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the Pink Sheets exchange under the symbol BHWX.  In the future, the trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report due to the fact that the Company is unable to maintain adequate segregation of duties and does not have an audit committee.  We plans to address these material weaknesses as resources become available.

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

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference to the Company’s SB-2 Registration Statement filed January 17, 2006).

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

Date: January 14th, 2011