Form 10-Q
period 2011-02-28
BLACK HAWK EXPLORATION
filed 2011-04-22
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28th, 2011
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

63,581,721 common shares issued and outstanding as at February 28, 2011

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	August 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$115,896	$60,420
Prepaid expenses	115,186	-

Total Current Assets	231,082	60,420

FIXED ASSETS, Net	67,953	-

OTHER ASSETS

Mineral properties, net	625,378	350,171

Total Other Assets	625,378	350,171

TOTAL ASSETS	$924,413	$410,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$1,682	$12,800
Notes payable, net	574,526	-

Total Current Liabilities	576,208	12,800

STOCKHOLDERS’ EQUITY

Common stock, 300,000,000 shares authorized at par value of $0.001; 63,581,721 and 60,488,993 shares issued and outstanding, respectively	63,582	60,489
Additional paid-in capital	2,309,787	1,740,241
Deficit accumulated during the exploration stage	(2,025,164)	(1,402,939)

Total Stockholders’ Equity	348,205	397,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$924,413	$410,591

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 14,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral exploration and development	63,892	60,931	109,409	68,894	347,802
Mineral property lease costs	80,000	-	80,000	-	80,000
General and administrative	197,997	214,577	229,266	252,458	869,250
Professional fees	9,711	-	129,004	-	129,004
Impairment of mineral properties	-	-	-	-	524,562

Total Operating Expenses	351,600	275,508	547,679	321,352	1,950,618

NET LOSS FROM OPERATIONS	(351,600)	(275,508)	(547,679)	(321,352)	(1,950,618)

OTHER EXPENSES

Interest expense	(50,817)	-	(74,546)	-	(74,546)

LOSS BEFORE INCOME TAXES	(402,417)	(275,508)	(622,225)	(321,352)	(2,025,164)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(402,417)	$(275,508)	$(622,225)	$(321,352)	$(2,025,164)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,323,721	59,418,781	62,438,436	59,309,504

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Stock	During the	Total
	Common Stock		Paid-in	Subscriptions	Exploration	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance at inception on April 14, 2005	-	$-	$-	$-	$-	$-

Common stock issued for cash	55,470,000	55,470	(1,170)	(2,000)	-	52,300

Net loss from inception on April 14, 2005 through August 31, 2005	-	-	-	-	(2,095)	(2,095)

Balance, August 31, 2005	55,470,000	55,470	(1,170)	(2,000)	(2,095)	50,205

Cash received on subscription receivable	-	-	-	2,000	-	2,000

Net loss for the year ended August 31, 2006	-	-	-	-	(17,510)	(17,510)

Balance, August 31, 2006	55,470,000	55,470	(1,170)	-	(19,605)	34,695

Common stock issued for cash	2,571,428	2,571	417,429	-	-	420,000

Common stock issued for mineral property costs	210,000	210	146,790	-	-	147,000

Net loss for the year ended August 31, 2007	-	-	-	-	(326,241)	(326,241)

Balance, August 31, 2007	58,251,428	58,251	563,049	-	(345,846)	275,454

Common stock issued for mineral property costs	50,000	50	34,950	-	-	35,000

Net loss for the year ended August 31, 2008	-	-	-	-	(283,375)	(283,375)

Balance, August 31, 2008	58,301,428	58,301	597,999	-	(629,221)	27,079

Common stock issued for cash	600,000	600	59,400	-	-	60,000

Common stock issued for services	300,000	300	29,700	-	-	30,000

Net loss for the year ended August 31, 2009	-	-	-	-	(66,879)	(66,879)

Balance, August 31, 2009	59,201,428	$59,201	$687,099	$-	$(696,100)	$50,200

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, August 31, 2009	59,201,428	$59,201	$687,099	$(696,100)	$50,200

Common stock issued for cash	770,588	771	654,229	-	655,000

Common stock issued for purchase of mineral property	250,000	250	249,750	-	250,000

Common stock issued for services	266,977	267	149,163	-	149,430

Net loss for the year ended August 31, 2010	-	-	-	(706,839)	(706,839)

Balance, August 31, 2010	60,488,993	60,489	1,740,241	(1,402,939)	397,791

Common stock and warrants issued for cash (unaudited)	2,272,728	2,273	497,727	-	500,000

Stock offering costs (unaudited)	-	-	(55,000)	-	(55,000)

Common stock issued for mineral property lease costs (unaudited)	100,000	100	14,900	-	15,000

Common stock issued for prepaid services (unaudited)	720,000	720	100,080	-	100,800

Compensation expense recognized on stock options granted (unaudited)	-	-	11,839	-	11,839

Net loss for the six months ended February 28, 2011 (unaudited)	-	-	-	(622,225)	(622,225)

Balance, February 28, 2011 (unaudited)	63,581,721	$63,582	$2,309,787	$(2,025,164)	$348,206

The accompanying notes are an integral part of these financial statements

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 14,
	For the Six Months Ended		2005 Through
	February 28,		February 28,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(622,225)	$(321,352)	$(2,025,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,042	-	2,042
Impairment of mineral property costs	-	-	524,562
Common stock issued for mineral lease costs	15,000	135,000	194,430
Amortization of services prepaid with common stock	41,049	-	41,049
Compensation expense on warrants granted	11,839	-	11,839
Amortization of discount on notes payable	74,526	-	74,526
Changes in operating assets and liabilities:
Restricted cash	-	(22,474)	-
Prepaid expenses	(55,434)	(39,971)	(76,905)
Accounts payable	(11,119)	-	1,681

Net Cash Used in Operating Activities	(544,322)	(248,797)	(1,251,940)

INVESTING ACTIVITIES
Purchase of automobiles	(69,995)	-	(69,995)
Purchase of mineral properties	(275,207)	(50,000)	(696,469)

Net Cash Used in Investing Activities	(345,202)	(50,000)	(766,464)

FINANCING ACTIVITIES
Proceeds from notes payable	500,000	-	500,000
Stock offering costs	(55,000)	-	(55,000)
Common stock issued for cash	500,000	454,999	1,689,300

Net Cash Provided by Financing Activities	945,000	454,999	2,134,300

NET INCREASE IN CASH	55,476	156,202	115,896

CASH AT BEGINNING OF PERIOD	60,420	13,000	-

CASH AT END OF PERIOD	$115,896	$169,202	$115,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH TRANSACTIONS:

Common stock issued for mineral properties	$-	$250,000	$432,000
Reclassification of deposit to mineral property	$-	$21,471	$21,471
Common stock issued for prepaid services	$100,080	$-	$100,080

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and August 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements

NOTE 4 – MINERAL PROPERTIES

On October 27, 2010, the Company entered into an agreement with Tiger Oil & Energy to purchase mineral properties located in Cowley County, Kansas covering approximately 2,553 acres of land.  The Company paid $193,000 to acquire the leases.  Of this amount, $40,000 was applied toward finder’s fees associated with the purchase.  These costs have been capitalized to the cost of the Company’s mineral properties.

Under the lease agreement, the Company has agreed to pay for 100% of the approved costs and expenses incurred in connection with rework of specific wells on the leased property.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and August 31, 2010

NOTE 4 – MINERAL PROPERTIES (Continued)

The Company purchased the mineral rights to an additional 425 acres in Cowley County, Kansas on January 14, 2011 for $73.81 per acre, for an aggregate cost of $31,369.

On January 24, 2011 the Company purchased the mineral rights for an additional 640 acres in San Juan County, Utah at $79.29 per acre, for an aggregate cost of $50,838.

NOTE 5 – NOTES PAYABLE

On October 19, 2010, the Company issued notes payable with a face value of $600,000 for $500,000 cash.  The Company is amortizing the $100,000 discount on the note over its six-month life and is recording the expense to interest expense.  As of February 28, 2011 the Company has amortized $74,526 of this discount, resulting in a net liability of $574,526. The Company also entered into a Security Agreement with the note holder to pledge all of its assets as security for the note.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 300 million shares and at February 28, 2011, 63,481,721 common shares were issued and outstanding.

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000.  Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash.  As part of the stock issuance, the Company issued Series A Warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and Issue Series B Warrants to acquire 2,272,728 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance.  In conjunction with this financing the Company incurred $55,000 in stock offering costs which have been recorded as a reduction to additional paid-in capital.

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants using the following assumptions below.  Based on the fair market value of the warrants, the Company allocated $468,770 of the total $497,727 of additional paid-in capital to the warrants with the remaining $31,230 being allocated to the common stock.

Stock Price at Valuation Date	$0.22
Exercise (Strike) Price	$0.22
Dividend Yield	0.00%
Years to Maturity	2.5 to 5.00
Risk-free Rate	0.97%
Volatility	241%

On December 10, 2010 the Company issued 100,000 shares of common stock to an unrelated third-party entity as a payment toward the Company’s continued access to certain mineral leases.  These shares were valued at $0.15 per share, for an aggregate expense of $15,000.

On January 1, 2011, the Company issued 720,000 of its par value $0.001 common stock for prepaid consulting services.  The stock was valued at $0.14 per share, for an aggregate value of $100,080.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and August 31, 2010

NOTE 7 – SIGNIFICANT EVENTS

On February 15, 2011 the Company entered into an Option Agreement with Universal Potash Corporation (“UPC”).  Under the terms of the agreement UPC would acquire a 60% interest in certain of the Company’s property leases in Paradox Basin, Utah.  The option agreement could be exercised by UPC upon payment of $50,000 cash and issuance of 250,000 common shares of UPC common stock to the Company.  Subsequent to February 28, 2011 this Option Agreement was amended whereby UPC can acquire 100% of the Company’s property leases in Paradox Basin, but allows the Company to maintain ownership of any lithium reserves therein.  UPC and the Company share a common director.  As of February 28, 2011 this Agreement had not been executed.

On January 1, 2011 the Company entered into a Business Consulting Agreement with Wannigan Consulting Corporation (“Wannigan”),  a related party entity that has a common director as the Company.  Pursuant to the terms of the Agreement, the Company agreed to pay $10,000 cash and issue 360,000 shares of common stock to Wannigan, as well as make monthly cash payments of $10,000, plus a minimum of $2,000 per month as reimbursement for expenses, in exchange for Wannigan performing certain business consulting services over the 12-month term of the Agreement, through December 31, 2011.  The 360,000 shares issued were valued at the market value of $0.14 per share on the date of issuance.  At February 28, 2011 the Company holds a prepaid expense in the amount of $54,391 relating to the cash and stock payments pursuant to this Agreement.

On December 31, 2010 the Company agreed to compensate two directors at a rate of $2,000 per month.  The agreements are both for a term of 12 months commencing on the 1st day of January 2011.  The agreements will be automatically renewed for another 12 months unless notice of termination is received 30 days in advance.  The Company also agreed to grant Howard Bouch an option to purchase 200,000 common shares at a price of $0.15 per share for a period commencing April 15, 2011 and expiring on April 14, 2016.  At February 28, 2011 the Company recognized option expense in the amount of $4,378 relating to these options.

On December 29, 2010 the Company entered into an Investor Relations Agreement with International IR, Inc.  Pursuant to the terms of the Agreement, International IR agreed to provide certain investor relations services for a period of three months ending on March 31, 2011.  The Company agreed to pay International IR a consulting fee of $7,000 upon execution of the Agreement and an additional $7,000 per month through the expiration of the Agreement.  Additionally, the Company agreed to issue 360,000 common shares to International IR.  These shares were valued at $0.14 per share, for an aggregate share value of $50,400.  At February 28, 2011 the Company holds a prepaid expense in the amount of $31,827 relating to the cash and stock payments pursuant to this Agreement.

On October 24, 2010 the Company entered into an agreement with Equitrend Advisors, LLC. (“Equitrend”) whereby Equitrend agreed to provide certain public relations services for the Company for a period of six months from the contract date.  Under the terms of the agreement the Company agreed to pay $50,000 to Equitrend.  At February 28, 2011 the Company holds a prepaid expense in the amount of $14,722 relating to this agreement.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no other material subsequent events to report.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ”may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development of the properties in which we have acquired interests.  Black Hawk Exploration is a diversified energy and metals exploration company focused on identifying and exploring strategic high value properties and developing new prospective projects globally. Black Hawk Exploration will establish wholly owned corporate identities in multiple strategic minerals, high value commodities, and rare earth projects. In August 2009 the Company formed a wholly owned Nevada subsidiary, Blue Lithium Energy Inc. Blue Lithium Energy will initially acquire, explore and develop a portfolio of strategic Lithium properties in the United States and Canada.

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

Subject to funds available Black Hawk Exploration plans on increasing research and development over the next twelve months ending February 28, 2012.

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

In October 2010 the Company entered into an oil and gas lease acquisition agreement with Tiger Oil & Gas, LLC, a Kansas company to acquire 2553 acres of leases for development. Black Hawk also entered into a non-exclusive joint venture agreement with Tiger Oil and Energy, a publically traded Nevada registered corporation, trading under the symbol, TGRO.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.
In March of 2010 Black Hawk’s wholly owned subsidiary Blue Lithium Energy completed its primary drill program on its Clayton Valley claims, results showed indications of lithium over over 80% of the drill hole, but all assays showed values less then economical at current price levels for the mineral.

In April of 2010 Black Hawk’s wholly owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting was amended and approved and an exploration program is currently in progress. Additional amendments to our program are anticipated and will be submitted for approval to the BLM and a response from the US Bureau of Land Management is expected April/May 2011.Assays from the analysis of 8 existing dumps on the property warranted Black Hawk preparing a Plan Of Operation to remove gold and silver bearing ore from the property. The Company has commissioned a 3rd party to prepare the POO for submission to the BLM.

Blue Lithium Energy, Inc., the wholly owned subsidiary of Black Hawk Exploration dedicated to lithium discovery plans to add additional leases for exploration purposes in the 1st quarter of 2011.

We do not anticipate that we will expend any additional significant funds on research and development over the next twelve months ending February 28, 2012 other than funds for additional acquisitions, and current project development.

Our future mineral exploration program will be subject to the rules of the Bureau of Land Management (BLM)  in Nevada and our oil and gas exploration in Cowley County, Kansas will be subject to State regulatory agencies as well as BLM if applicable.

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and Kansas permitting requirements. BLM provides for permitting less then 5 acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current program. Kansas permitting is on a site by site issue. Multiple sites are planned for permitting. Most typically the entire Notice Level Permitting (NLP) is approved and  accepted in 3 to 4 weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. Kansas permitting is normally approved with 15 days.

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

On October 27th, 2010 Black Hawk entered into a co-development agreement with TGRO in which, after an investment of $400,000 by TGRO in a new well in Black Hawk’s Cowley County lease, TGRO will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the 9 well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk’s current or future Cowley County, Kansas leases and has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

On January 24th the Company expanded its oil and gas lease holdings in Cowley County, Kansas with the acquisition of an additional 425 acres of oil and gas leases.

On Feb 8, 2011 the Company was the successful bidder on three contiguous potassium and associated chlorides (LITHIUM) leases located within the prolific Paradox Salt Basin, San Juan County, State of Utah. The BHWX leases encompass nearly 2,000 acres of the School and Institutional Trust Lands Administration (SITLA) tracts of subsurface potassium rights and includes all other associated chloride minerals.

Subsequent to the Utah Potash acquisition, the company has negotiated the sale of a majority interest in the potash rights to three square miles of prospective ground in the Paradox Basin of Utah acquired Feb 8th and has retained 100% of the interests in all associated Chlorides, specifically lithium.

On February 16th, the Company initiated a Cowley County, Kansas drill program by re-entry into the SELLERS #3(B) Well with plans to extend the exploration depth to include the Layton, Mississippi and Arbuckle zones.

On March 14th, 2011 we completed drilling to a total depth of 3630 feet on our Cowley County, Kansas Sellers #3(B) well.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2012 other than 2 vehicles for company use.

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

Six Months ended February 28th 2011

During the six months ended February 28, 2011, operating expenses totaled $547,679 and interest expense totaled $74,546 resulting in a net loss of $622,225 against no revenues. During the six months ended February 28th, 2010, operating expenses totaled $321,352 with no interest expense for a net loss of $321,352 against no revenues.

The increased operating expenses and net loss resulted from the relative lack of activities in the six month period in 2010. There were mineral costs of only $45,517 in 2010 compared to $189,409 in 2011. General and administrative expenses decreased from $252,458 to $229,266 which was offset by an increase in professional fees of $129,004 from 2010 to 2011.

Financial Condition, Liquidity and Capital Resources

At February 28th 2011, there was a working capital deficit of $354,126 compared to positive working capital of $47,620 at August 31, 2010.

At February 28th 2011 our total current assets were $231,082, which consisted of cash of $115,896 and prepaid expenses of $115,186. At August 31, 2010 our total current assets were $60,420, which was all cash.  The significant increase in cash is due primarily to debt and equity financing entered into during the six months ended February 28, 2011.

At February 28th 2011 our total current liabilities were $576,208 compared to $12,800 at August 31, 2010.  The increased in current liabilities is due primarily to a short term note payable entered into during the six months ended February 28, 2011.

Historically, we have financed our operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $945,000 during the six months ended February 28, 2011 compared to 454,999 in 2010 and $2,134,300 from inception to February 28, 2011.

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

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2012 we plan to expend a total of approximately $250,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require additional funds to commence our exploration and acquisition operations. We had cash on hand of $115,896 as of February 28, 2011. We anticipate that we will have to raise additional cash of approximately $2,000,000 to allow us to complete our proposed exploration and acquisition program. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

We have historically incurred losses, and through February 28, 2011 have incurred losses of $2,025,164 from our inception.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-K annual report filed November 30, 2010 for the fiscal year ended August 31, 2010, expressed substantial doubt concerning the Company’s ability to continue as a going concern. The explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of February 28,2011 we had cash in the amount of $115,896. We currently do not have any significant operations and we have no income.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report due to the fact that the Company is unable to maintain adequate segregation of duties and does not have an audit committee.  We plans to address these material weaknesses as resources become available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is authorized to issue 300 million shares and at February 28, 2011, 63,481,721 common shares were issued and outstanding.

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000.  Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash.  As part of the stock issuance, the Company issued Series A Warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and Issue Series B Warrants to acquire 2,272,728 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance.  In conjunction with this financing the Company incurred $55,000 in stock offering costs which have been recorded as a reduction to additional paid-in capital.

On December 10, 2010 the Company issued 100,000 shares of common stock to an unrelated third-party entity as a payment toward the Company’s continued access to certain mineral leases.  These shares were valued at $0.15 per share, for an aggregate expense of $15,000.

On January 1, 2011, the Company issued 720,000 of its par value $0.001 common stock for prepaid consulting services.  The stock was valued at $0.14 per share, for an aggregate value of $100,080.

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

BLACK HAWK EXPLORATION INC.

By:	/s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO
(Principal Executive Officer),

By: /s/	Howard Bouch
Howard Bouch, CFO

Date: April 22, 2011