Form 10-Q
period 2011-05-31
BLACK HAWK EXPLORATION
filed 2011-07-20
CIK 1349371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31st, 2011

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

63,581,721 common shares issued and outstanding as at May 31, 2011

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	May 31,	August 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$7,540	$60,420
Marketable securities	10,000	-
Short-term receivables	20,000	-
Prepaid expenses	53,191	-

Total Current Assets	90,731	60,420

FIXED ASSETS, Net	64,454	-

OTHER ASSETS

Mineral properties	541,881	350,171

Total Other Assets	541,881	350,171

TOTAL ASSETS	$697,066	$410,591

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$350	$12,800
Notes payable, net	600,000	-

Total Current Liabilities	600,350	12,800

STOCKHOLDERS' EQUITY

Common stock, 300,000,000 shares authorized at
par value of $0.001; 63,581,721 and 60,488,993
shares issued and outstanding, respectively	63,581	60,489
Additional paid-in capital	2,325,036	1,740,241
Deficit accumulated during the exploration stage	(2,291,901)	(1,402,939)

Total Stockholders' Equity	96,716	397,791

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$697,066	$410,591

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 14,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
COST OF SALES		-		-	-

GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Mineral development expenses	88,703	94,917	277,113	163,811	515,506
General and administrative	99,150	68,913	329,413	321,371	969,397
Impairment of investments	30,000	-	30,000	-	30,000
Professional fees	73,465	-	202,470	-	202,470
Impairment of mineral properties	-	-	-	-	524,562

Total Operating Expenses	291,318	163,830	838,996	485,182	2,241,935

NET LOSS FROM OPERATIONS	(291,318)	(163,830)	(838,996)	(485,182)	(2,241,935)

OTHER EXPENSES

Gain on sale of mineral properties	54,554	-	54,554	-	54,554
Interest expense	(29,974)	-	(104,520)	-	(104,520)

LOSS BEFORE INCOME TAXES	(266,738)	(163,830)	(888,962)	(485,182)	(2,291,901)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(266,738)	$(163,830)	$(888,962)	$(485,182)	$(2,291,901)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	63,233,721	60,286,361	62,393,705	59,637,353

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance August 31, 2009	59,201,428	59,201	687,099	(696,100)	50,200

Common stock issued for cash	770,588	771	654,229		655,000

Common stock issued for purchase of
mineral property	250,000	250	249,750	-	250,000

Common stock issued for services	266,977	267	149,163	-	149,430

Net loss for the year ended
August 31, 2010	-	-	-	(706,839)	(706,839)

Balance, August 31, 2010	60,488,993	60,489	1,740,241	(1,402,939)	397,791

Common stock issued for cash (unaudited)	2,272,728	2,273	497,727	-	500,000

Stock offering costs (unaudited)	-	-	(55,000)	-	(55,000)

Common stock issued for mineral property lease
costs (unaudited)	100,000	100	14,900	-	15,000

Common stock isued for services	720,000	720	100,080	-	100,800

Compenstation expense recognized on stock
options granted (unaudited)	-	-	27,088	-	27,088

Net loss for the nine months ended
May 31, 2011 (unaudited)	-	-	-	(888,962)	(888,962)

Balance, May 31, 2011 (unaudited)	63,581,721	$63,582	$2,325,036	$(2,291,901)	$96,717

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 14,
	For the Nine Months Ended		2005 Through
	May 31,		May 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(888,962)	$(485,182)	$(2,291,901)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	5,542	-	5,542
Impairment of mineral property costs	-	-	524,562
Common stock issued for mineral lease cost	15,000	-	194,430
Impairment of investment	30,000	-	30,000
Gain on sale of mineral properties	(54,553)	-	(54,553)
Amortization of services prepaid with common stock	71,112	140,633	41,049
Compensation expense on warrants granted	27,088	-	27,088
Amortization of discount on notes payable	100,000	-	100,000
Changes in operating assets and liabilities:
Restricted cash	-	(22,474)	-
Prepaid expenses	(23,503)	4,029	(79,761)
Accounts payable	(12,452)	-	348

Net Cash Used in Operating Activities	(730,728)	(362,994)	(1,503,196)

INVESTING ACTIVITIES
Purchase of automobiles	(69,995)	-	(69,995)
Sale of mineral properties	78,050	-	78,050
Purchase of mineral properties	(275,207)	(75,000)	(631,619)

Net Cash Used in Investing Activities	(267,152)	(75,000)	(623,564)

FINANCING ACTIVITIES

Bank overdraft	-	-	-
Proceeds from notes payable	800,000	-	800,000
Repayment of notes payable	(300,000)	-	(300,000)
Stock offering costs	(55,000)	-	(55,000)
Common stock issued for cash	500,000	655,000	1,689,300

Net Cash Provided by Financing Activities	945,000	655,000	2,134,300

NET INCREASE IN CASH	(52,880)	217,006	7,540
CASH AT BEGINNING OF PERIOD	60,420	13,000	-

CASH AT END OF PERIOD	$7,540	$230,006	$7,540

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$4,500	$-	$4,500
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Common stock issued for prepaid services	$100,800	$-	$100,800
Common stock issued for mineral properties	$-	$250,000	$250,000
Marketable securities and short-term receivables
exchanged for sale of mineral properties	$60,000	$-	$60,000
Reclassification of deposit to mineral property	$-	$21,471	$21,471

The accompanying notes are an integral part of these financial statements.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and August 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended May 31, 2011, the Company paid total consulting fees of $99,400 to a private company that has a director in common with the Company.

During the period ended May 31, 2011, the Company paid rent of $1,200 to a company with a director and CEO in common with the Company.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and August 31, 2010

NOTE 5 – MINERAL PROPERTIES

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

On January 24, 2011 the Company purchased the mineral rights for an additional 640 acres in San Juan County, Utah at $79.29 per acre, for an aggregate cost of $50,838.  In March 2011 the Company sold these same rights for $50,000 in cash, and 250,000 shares of the purchaser’s common stock, which was valued at an aggregate of $40,000.  As of May 31, 2011 the Company has received $30,000 of the cash portion of the sales price and the remaining $20,000 is recorded as a short-term receivable.  The Company recognized a gain of $39,163 relating to the sale of these mineral rights.

On May 16, 2011 the Company agreed to sell a 70% stake in 648 acres of its Keta Oil mineral property leases to an unrelated third party entity at $105 per acre.  Through May 31, 2011 the Company had received cash payments relating to this sale totaling $48,050, pertaining to the sale of 648 acres.  Pursuant to this transaction the Company recorded a gain on sale of mineral properties in the amount of $15,392.

NOTE 6 – NOTES PAYABLE

On October 19, 2010, the Company issued notes payable with a face value of $600,000 for $500,000 cash.  The Company is amortizing the $100,000 discount on the note over its six month life and is recording the expense to interest expense.  As of May 31, 2011 the Company has amortized $100,000 leaving a net balance of $600.000. The Company also entered into a Security Agreement with its creditors to pledge all of its assets as security for the note. During the three month period ending May 31, 2011, the Company made total payments on the note of $300,000 and an interest payment of $4,500.  On May 16, 2011, the Company issued a $300,000 convertible 6% note due on October 19, 2012.  The note maybe converted into common shares of the Company at $0.14 per share.  The proceeds from the convertible note were used to partially satisfy our financial commitment to repay two secured notes.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 300 million shares and at May 31, 2011, 63,581,721 common shares were issued and outstanding.

On December 10, 2010 the Company issued 100,000 shares of common stock as a required payment to maintain certain mineral leases.  The stock was valued at $0.15 per share, for a total expense of $15,000.

On January 1, 2011, the Company issued 720,000 of its par value $0.001 common stock for services.  The stock was valued at $0.14 per share, resulting in an aggregate value of $100,800. On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000.  Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash.  As part of the stock issuance, the Company issued Series A warrants to acquire 15,000,000 shares of the Company's common stock at $0.22 per share for a period of 30 months from the date of issuance and issued Series B warrants to acquire 2,272,728 shares of the Company's common stock at $0.22 per share for a period of 5 years from the date of issuance.  In conjunction with this financing the Company incurred $55,000 in stock offering costs which have been recorded as a reduction to additional paid-in capital.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and August 31, 2010

NOTE 7 – COMMON STOCK (Continued)

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants using the following assumptions below.  Based on the fair market value of the warrants, the Company allocated $468,770 of the total $497,727 of additional paid-in capital to the warrants with the remaining $31,230 being allocated to the common stock.  Through May 31, 2011 the Company had recognized compensation expense relating to the stock options granted in the amount of $27,088.

Stock Price at Valuation Date	$ 0.22
Exercise (Strike) Price	$ 0.22
Dividend Yield	0.00%
Years to Maturity	2.5 to 5.00
Risk-free Rate	0.97%
Volatility	241%

NOTE 8 – AGREEMENTS

The Company entered into an agreement with Universal Potash Corporation.  Under the terms of the agreement Universal Potash could acquire a 60% interest in certain property leases in Paradox Basin, Utah.  The option agreement could be exercised upon payment of $50,000 cash and issuance of 250,000 common shares of Universal Potash Corporation common stock.  Universal Potash and the Company share a common director.

The Company  entered into a new consulting agreement with Wannigan Consulting Corp. ("Wannigan"), a related party, to act as a consultant in the areas of Corporate growth and Acquisitions, accounting, business affairs, business operations, and financial and public company compliance for a period of seven months commencing January 1, 2010 and continuing through  July 31, 2010.  The contract has been extend for an additional year.

The Company agreed to compensate its two directors, Kevin M Murphy and Howard H Bouch at a rate of $2,000 per month.  The agreement is for a term of 12 months commencing on the 1st day of January 2011.  The agreement will be automatically renewed for another 12 months unless notice of termination is received 30 days in advance.  The Company also agreed to grant Howard Bouch an option to purchase 200,000 common shares at a price of $0.15 per share for a period commencing April 15, 2011 and expiring on April 14, 2016.

The Company entered into an agreement dated December 29, 2010, with International IR, Inc., to provide investor relations services for a period of three months ending on March 31, 2011.  The Company agreed to pay $7,000 per month and issue 360,000 common shares for the services.

On December 2, 2010, the Company entered into an agreement with JBR Environmental Consultants, Inc. to provide environmental services for the Dun Glen Project.  The costs are estimated at $13,000 for the project and the Company agreed to pay a retainer of $3,000.

On April 5, 2011, the Company entered into an agreement with Roemer Interests Ltd. (“Roemer”) whereby the Company sold a 70% stake in certain mineral property leases at a price of $1.05 per acre.  As of May 31, 2011, the Company had sold a 70% stake in 648 acres of mineral property leases, and had received total cash proceeds of $48,050.

NOTE 9 – SUBSEQUENT EVENTS

On June 3, 2011 the Company entered into a subscription agreement with Chancery Lane Investment Group, Inc.  The investor subscribed for a convertible note in the amount of $600,000 as well as warrants to acquire 8,500,000 shares of common stock at $0.14 per share for a period of five years.  The convertible note carries interest of 6% per annum and matures on October 19, 2010 and may be converted into shares of our common stock at anytime at $0.14 per share.  The proceeds from the sale of the convertible note was used by us to satisfy our financial commitment to repay two secured loans.

BLACK HAWK EXPLORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and August 31, 2010

NOTE 9 – SUBSEQUENT EVENTS (Continued)

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Black Hawk” mean Black Hawk Exploration., unless otherwise indicated.

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

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development of the properties in which we have acquired interests.  Black Hawk Exploration is a diversified energy and metals exploration company focused on identifying and exploring strategic high value properties and developing new prospective projects globally. Black Hawk Exploration will establish operating divisions and/or wholly owned corporate identities in multiple strategic minerals, high value commodities, and rare earth projects. In August 2009 the Company formed a wholly owned Nevada subsidiary, Blue Lithium Energy Inc. Blue Lithium Energy will initially acquire, explore and develop a portfolio of strategic Lithium properties in the United States and Canada.

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

On December 8, 2009 the Company formed a second wholly owned subsidiary in Nevada named Golden Black Hawk, Inc. This subsidiary then entered into an agreement (“the Option Agreement”) on December 10, 2009 (“the Effective Date”) with HuntMountain Resources Inc (HNTM) to purchase 75% of their option on a precious metal property in Nevada called Dun Glen. The Company expanded these holdings in April 2010 with the addition of 30 additional strategic claims covering 600 acres. The Option Agreement between HuntMountain and the Company entitles the Company to acquire undivided legal and beneficial interests of up to 75% in the Property free and clear of all liens, charges and claims of others. Considerations for the Option Agreement are as follows:

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

Subject to funds available Black Hawk Exploration plans on increasing research and development over the next twelve months ending May 31, 2012.

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

In October 2010 the Company entered into an oil and gas lease acquisition agreement with a Kansas company to acquire 2553 acres of leases for development. Black Hawk also entered into a non-exclusive joint venture agreement with Tiger Oil and Energy, a publically traded Nevada registered corporation, trading under the symbol, TGRO.

In April of 2011, Black Hawk entered into an agreement to develop additional oil and gas projects in Cowley County Kansas with Roemer LLC. We have currently completed the Sellers B #3 and jointly acquired the Moon #1 and #2.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

In March of 2010 Black Hawk’s wholly owned subsidiary Blue Lithium Energy completed its primary drill program on its Clayton Valley claims, results showed indications of lithium over 80% of the drill hole, but all assays showed values less then economical at current price levels for the mineral.

In April of 2010 Black Hawk’s wholly-owned subsidiary Golden Black Hawk authorized an initial budget of $50,000 for further development of the Dun Glen Mining claims. Permitting was amended and approved and an exploration program is currently in progress. Additional amendments to our program are anticipated and will be submitted for approval to the BLM and a response from the US Bureau of Land Management is expected in 2011. Assays from the analysis of eight existing dumps on the property warranted Black Hawk preparing a Plan of Operation to remove gold and silver bearing ore from the property. The Company has commissioned a 3rd party to prepare the POO for submission to the BLM.

Blue Lithium Energy, Inc., the wholly owned subsidiary of Black Hawk Exploration dedicated to lithium discovery added additional leases for exploration purposes in the 1st quarter of 2011.

We do not anticipate that we will expend any additional significant funds on research and development over the next twelve months ending May 31, 2012 other than funds for additional acquisitions, and current project development.

Our future mineral exploration program will be subject to the rules of the Bureau of Land Management (BLM)  in Nevada and our oil and gas exploration in Cowley County, Kansas will be subject to State regulatory agencies as well as BLM if applicable.

Site permitting will be done utilizing the Bureau of Land Management’s (BLM) Notice Level process and Kansas permitting requirements. BLM provides for permitting less than five acres of disturbance for exploration on mineral properties which is more than sufficient for Black Hawks current program. Kansas permitting is on a site by site issue. Multiple sites are planned for permitting. Most typically the entire Notice Level Permitting (NLP) is approved and accepted in three to four weeks. Once the NLP is submitted the BLM has 15 days to review and issue their comments and/or approval. Kansas permitting is normally approved with 15 days.

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

On March 14th, 2011 we completed drilling to a total depth of 3630 feet on our Cowley County, Kansas Sellers #3(B) well. The well was jointly completed with Roemer LLC and Lasso LLC the operator.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2012 other than 2 vehicles for company use.

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

The Oil and Gas industry in Kansas is also fragmented. We will be competing with other exploration companies looking for oil and gas. We are one of the smallest exploration companies with very limited oil and gas property holdings. We are an infinitely small participant in the oil and gas exploration  market. While we compete with other exploration companies, there is no competition for the exploration or removal of  oil or gas from our Cowley County properties.  Readily available oil and gas markets exist in Kansas and around the world for the sale of oil and gas. As the international demand for these minerals steadily increases as reflected by the current  highs being paid for these resources, the Global demand for our potential oil and gas production will focus the investment communities spotlight on Black Hawks new venture

Government Regulations and Supervision

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

Three months ended May 31, 2011

The Company earned no revenues during the three months ended May 31, 2011 or 2010.  During the three months ended May 31, 2011, operating expenses totaled $291,318 and interest expense totaled $29,974.  These factors, along with a gain on sale of mineral properties in the amount of $54,554 resulted in a net loss of $266,738. During the three months ended May 31, 2010, operating expenses totaled $168,830 with no interest expense for a net loss of $168,830.

The increased operating expenses and net loss resulted from the relative lack of activities during the three month period in 2010. The Company incurred mineral development costs of $88,703 in 2011 compared to $94,917 in 2010. General and administrative expenses increased from $68,913 to $99,150 during the three months ended May 31, 2011.  The Company also had increases in the current period in professional fees ($73,465) and impairment of investments ($30,000) when compared to the corresponding period of 2010.

Nine months ended May 31, 2011

The Company earned no revenues during the nine months ended May 31, 2011 or 2010.  During the nine months ended May 31, 2011, operating expenses totaled $838,996 and interest expense totaled $104,520.  These factors, along with a gain on sale of mineral properties in the amount of $54,554 resulted in a net loss of $888,962. During the nine months ended May 31, 2010, operating expenses totaled $485,182 with no interest expense for a net loss of $485,182.

The increased operating expenses and net loss resulted from the relative lack of activities during the nine month period in 2010. The Company incurred mineral development costs of $277,113 in 2011 compared to $163,811 in 2010. General and administrative expenses increased from $321,371 to $329,413 during the nine months ended May 31, 2011.  The Company also had increases in the current period in professional fees ($202,470) and impairment of investments ($30,000) when compared to the corresponding period of 2010.

Financial Condition, Liquidity and Capital Resources

At May 31, 2011, there was a working capital deficit of $509,619 compared to positive working capital of $47,620 at August 31, 2010.

At May 31, 2011 our total current assets were $90,731, which consisted of cash of $7,540, marketable securities of $10,000, a short-term receivable of $20,000, and prepaid expenses of $53,191. At August 31, 2010 our total current assets were $60,420, which was all cash.  The significant increase in cash is due primarily to debt and equity financing entered into during the nine months ended May 31, 2011.

At May 31, 2011 our total current liabilities were $600,350 compared to $12,800 at August 31, 2010.  The increased in current liabilities is due primarily to a short term note payable entered into during the nine months ended May 31, 2011.

Historically, we have financed our operations from the sale of stock and advances from shareholders. Net cash provided by financing activities was $945,000 during the nine months ended May 31, 2011 compared to$655,000 in 2010 and $2,134,300 from inception to May 31, 2011.

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

On June 3, 2011 the Company entered into agreement with one non-US investor to issue notes payable with a face value of $600,000. The Note has an 18th month life. The investor subscribed for a convertible note in the amount of $600,000 as well as warrants to acquire 8,500,000 shares of our common stock at $0.14 per share for a period of five years.  The convertible note carries interest of 6% per annum, matures on October 19, 2012 and may be converted into shares of our common stock at any time, at $0.14 per share.

The $600,000 received from the sale of the convertible note was used to repay two secured loan agreements entered into on October 18, 2010.   Details on these loan agreements can be found in our Current Report on Form 8-K filed on October 18, 2010.

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2012 we plan to expend a total of approximately $250,000 in respect of future mineral property acquisitions.

Based on our current plan of operations, we require additional funds to commence our exploration and acquisition operations. We had cash on hand of $-0- as of May 31, 2011. We anticipate that we will have to raise additional cash of approximately $2,000,000 to allow us to complete our proposed exploration and acquisition program. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending May 31, 2012 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

 We have historically incurred losses, and through May 31, 2011 have incurred losses of $2,291,901 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration our properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of May 31, 2011 we had cash in the amount of $7,540.

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

We have limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report due to the fact that the Company is unable to maintain adequate segregation of duties and does not have an audit committee.  We plans to address these material weaknesses as resources become available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company is authorized to issue 300 million shares and at May 31, 2011, 63,481,721 common shares were issued and outstanding.

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

Date: July 20, 2011