Form 10-K
period 2011-08-31
BLACK HAWK EXPLORATION
filed 2013-03-27
CIK 1349371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Yes [  ] No [X]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common shares are currently publicly traded on the OTC BB exchange under the symbol BHWX .Based on the last sale price of our shares of $0.005, our aggregate market value is $317,909.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

63,581,720 common shares issued and outstanding as of August 31, 2011.

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

The Option Agreement entitled the Company to acquire undivided legal and beneficial interests of up to 75 percent in the claims, free and clear of all liens, charges and claims of others. Considerations for the Option Agreement were as follows:

●	An initial payment of $50,000 (paid) and issuance of 250,000 restricted shares of common stock on the effective date. The common shares were issued on February 23, 2010.

●	An additional payment of $25,000 and issuance of 100,000 restricted common shares on or before the first year anniversary of the signing of the agreement. An additional and final payment of $25,000 is due on or before December 10, 2011.

●	A further payment of $25,000 on or before the second anniversary.

●	Development expenditures on the property of not less than $700,000 on or before the fourth anniversary of the effective date of the agreement.

The Company also assumed an obligation to pay certain third parties an aggregate of $72,500 in 2011 and each year thereafter as part of its option agreements with the seller.

As of August 31, 2011, the Company has incurred $325,000 of preliminary acquisition costs related to the mineral rights of the Dun Glen Property, plus another $121,435 in subsequent acquisition costs. Additionally, the Company has incurred and capitalized $14,420 in exploration costs associated with the Dun Glen mining claims. Management does not consider any impairment of the assets necessary as of August 31, 2011.

Subject to funds available Black Hawk Exploration plans on increasing research and development over the next twelve months ending August 31, 2012.

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

Oil and Gas Properties.

On October 27, 2010, the Company entered into an agreement with Tiger Oil & Energy, Inc., a related party, to purchase a 100 percent working interest and net revenue interest in 13 oil and gas leases located in Cowley County, Kansas covering approximately 2,553 acres of land. The Company paid $193,980 to acquire the leases and the related support equipment. Of this amount, $40,000 was applied toward finder’s fees associated with the purchase. Of the aggregate purchase price of $233,980, $213,274 was applied to oil and gas properties, and the remaining $20,246 was applied to support equipment. Under the lease agreement, the Company agreed to pay for 100 percent of the approved costs and expenses incurred in connection with rework of specific wells on the leased property.

On February 1, 2011 the Company agreed to sell a 100 percent working interest and net revenue interest in three of its Keta leases to a related-party. The consideration for this sale was $80,000, to be paid in the form of a $35,000 promissory note, and 250,000 shares of the buyer’s common stock, which was valued at the market rate of $0.18 per share on the date of the sale. Collectively, these three leases had a cost basis of $35,988, plus an additional $867 in capitalized exploration costs at the time of sale. The excess of sales price over the total cost basis of the leases was $43,147, which the Company recorded as a reduction to oil and gas properties.

On April 13, 2011 the Company agreed to sell a 70 percent working interest and 76 percent net revenue interest in eight of its Keta leases to an unrelated third-party. The consideration for this sale was to be $284,361. Of this amount, the Company received $84,400 in cash, and a total of $148,407 was paid directly to Company creditors by the purchaser. The remaining $51,554 was determined to be uncollectible and written-off as bad debt expense during the year ended August 31, 2011.

On June 10, 2011 the Company repurchased a 30 percent working interest and revenue interest in three oil and gas leases from a related-party. The consideration for the purchase was $42,000, executed in the form of a note payable to the seller. The note does not accrue interest and is due on demand. As of August 31, 2011, the entire balance of the note remains unpaid and outstanding.

Potash Properties.

On January 24, 2011 the Company purchased the mineral rights to 640 acres of land in San Juan County, Utah at a price of $79.29 per acre, for an aggregate cost of $50,748.

In March 2011 the Company agreed to sell a 60 percent interest in these same mineral rights to a related party for $50,000 in cash, and 250,000 shares of the purchaser’s common stock, which were valued at an aggregate of $40,000 on the sale date. As of August 31, 2011 the Company has received $30,000 of the cash portion of the sales price. The $70,000 in consideration received pursuant to this sales transaction is recorded as a customer deposit, and will remain recorded as such until the terms of the agreement are fully satisfied, the Company receives the remainder of the agreed-upon consideration, and the title to the property transfers to the purchaser.

Employees

Currently there are no full time or part-time employees of our company (other than our two directors and officers who, at present, have not signed employment or consulting agreements with us) but are compensated $2,000 per month each. We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2012.

Competition

The Lithium, Gold and Silver, Oil and Gas industries are fragmented. We compete with other exploration companies looking for these minerals. We are one of the smallest exploration companies. We are an infinitely small participant in the Lithium, Gold and Silver exploration market. While we compete with other exploration companies, there is no competition for the exploration or removal of Lithium, Gold and Silver, Oil and Gas from our properties.

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

As the price of Gold and Silver continues to increase and demand for our potential Gold and Silver production increases, we will focus the investment communities spotlight on Black Hawk Exploration, Golden Black Hawk, Inc. and its Dun Glen Claims.

Readily available Oil and Gas markets exist in the United States and Internationally. Demand for our Oil and Gas production will match production. We have 3 wells in production, 2 Oil and 1 Salt Water disposal well, in Cowley County, Kansas and interests in multiple other Oil and Gas leases. Although we have been receiving revenue from our oil and gas properties there are no guarantees we will continue to do so. Our Oil and Gas production varies on a daily basis on our existing wells and cannot be guaranteed to continue.

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

Black Hawk’s Board of Directors have approved $50,000 in funding for the program submitted by Black Hawk Exploration’s geologists Dun Glen Auger drill program and expect the Dun Glen and Clayton Valley exploration and permitting process to continue through 2012. Black Hawk has received BLM approval to commence additional drill programs November 10th, 2010 and continued these programs through 2011. The Company has retained JBR Environmental Consultants to prepare a Plan of Operations (POO) and Reclamation for Dun Glen.

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

Our independent accountant’s report to our audited consolidated financial statements for the year ended August 31, 2011, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of August 31, 2011, we had cash in the amount of $3,266. We currently have minimal operations at our Dun Glen Claims and we have no income from these operations.

Our business plan calls for significant expenses in connection with the exploration of the Dun Glen and Clayton Valley, and Cowley County Oil and Gas leases and properties. We currently have sufficient funds to conduct continued exploration on the properties but may require additional financing in order to determine whether the properties contains economic mineralization. We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning increased revenues once exploration is complete. We do not currently have any firm arrangements for financing and we can provide no assurance to investors that we will be able to find such additional financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for lithium, oil and gas, copper, silver and gold, investor acceptance of our property, other mineral opportunities and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the additional sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interests in our property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

We have not started our proposed business operations in Lithium and Gold and Silver, except for the preliminary acquisition of mining claims. We have not realized any revenues from these ventures. We have no operating history in Lithium and Gold and Silver upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral property;

●	Our ability to generate additional revenues from our Oil wells; and

●	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in continuing to generating revenues in the future. Failure to generate sufficient revenues will cause us divest our current holdings or to go out of business.

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

 In addition, the legal and regulatory environment that pertains to the exploration of oil and gas as well as rare earth minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for Lithium Brine, Gold and Silver and developing our Oil interests. The growth of demand for Gold and Silver, and Oil and Gas, and Lithium may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

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

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of oil, gas and minerals.

We plan to continue exploration on our mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable Lithium Brine, Gold and Silver, Oil and Gas exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of Lithium, Gold, Silver, Oil and Gas on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

While we plan to conduct our exploration year round, it is possible that tornados, snow or rain could cause roads leading to our leases and claims to be impassable. When roads are impassable, we are unable to work. Our lithium properties are located in high desert area of Nevada and could be subject to Snow and Flooding. Our Dun Glen Claims are located at 5,000 to 7,000 feet above sea level and access is limited in the late fall to mid- spring time periods. Our Oil and Gas properties are located in areas with a history of tornado activity.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find additional oil and mineralized material, although our property may contain oil and gas and mineralized material. If we do not find additional oil and gas and mineralized material, we could cease operations.

As we face intense competition in the oil, gas and mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

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

Volatility of Stock Price.

Our common shares are currently publicly traded on the OTCMarkets, previously known as the PINK SHEETS exchange under the symbol BHWX. In the future, the trading price of our common shares may be subject to continued wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

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

The mineral claims are located in sections 1, 2, 11-12, and 14 T33N/R36E Mount Diablo Meridian.

Cowley County, Kansas Oil and Gas Leases

On October 27, 2010 the Company entered into an agreement with Tiger Oil & Energy to purchase mineral properties located in Cowley County, Kansas covering approximately 2,553 acres of land. The Company paid $193,000 to acquire the leases. Of this amount, $40,000 was applied toward finder’s fees associated with the purchase. These costs have been capitalized to the cost of the Company’s mineral properties.

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

On February 1st 2011 Black Hawk sold 400 acres of oil and gas leases to Tiger Oil and Energy for $150 an acre consisting of $35,000 in cash and the issuance of 250,000 shares of Tigers common stock valued at $ .10 a share.

On February 11th, 2011 Black Hawk sold its Potash interest in Utah to Universal Potash (UPCO) for $50,000 cash and 250,000 shares of UPCO’s common stock valued at $.05 a share. Black Hawk retained 100% of the lease’s Lithium rights.

On April 5th, 2011 Black Hawk sold a 70% interest in the Sellers lease and Sellers B #3 well located in Cowley County, Kansas to Roemer LLC, delivering an 81.5% net revenue interest, proportionately reduced. Roemer Interests has assigned operations to Lasso LLC. Closing occurred April 13th, 2011.

On April 5th, 2011 Black Hawk additionally sold 70% of its other Cowley County, Kansas lease holdings to Roemer for $105 per acre due on closing. Closing occurred April 13th, 2011.

On April 5th, 2011 Roemer agreed to reimburse Black Hawk for 70% of the cost paid by Black Hawk on the development of the Sellers #3B well. Closing occurred April 13th, 2011.

On June 30th, 2011 Black Hawk purchased a 10% Working Interest (WI) in the 80 acre Moon Lease and 2 producing wells designated the Moon #1 and #2 with production of approximately 3 barrels of oil per day.

The Cowley County leases are located in multiple locations. Cowley County is located on the Kansas, Oklahoma border in a historic oil and gas production area. Access to the leases is from major highways and county roads that are government maintained. Access from these is on private roads across farmland by the Company.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended August 31, 2011.

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTCMarkets electronic trading system under the symbol “BHWX”.

On May 7, 2007, our Board of Directors approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that our Corporation will issue ten (10) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on April 6, 2007. As a result, our authorized capital has increased from 30,000,000 to 300,000,000 shares of common stock with a par value of $0.001 each. We issued ten (10) shares of common stock in exchange for every one (1) share of common stock issued and outstanding. This increased our issued and outstanding share capital from 5,747,000 shares of common stock to 57,470,000 shares of common stock. As of December 15, 2011 there were in excess of 8,000 shareholders and 63,581,720 shares outstanding.

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

Debt Retirement And Replacement Debt Instruments

Over the next twelve months we intend to use funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$980,000
Operations: Future property acquisitions	300,000
Working Capital	400,000
Total	$1,680,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At August 31, 2011, we had negative working capital of $264,674.

At August 31, 2011, our total assets of $992,433 which consists of current assets of $183,912, fixed assets of $61,078, and other assets of $747,443. This compares with our assets at August 31, 2010 of $410,591, which consisted of current assets of $60,420, and other assets of $350,171.

At August 31, 2011, our total liabilities were $480,733, compared to our liabilities of $12,800 as at August 31, 2010.

Results of Operations.

During the year ended August 31, 2011 we earned revenues of $69,402 from the sale of oil and gas. This represents the first revenues realized by the Company since its inception, and was a primary consideration leading to the Company exiting the exploration stage.

During the year ended August 31, 2011 the Company recognized operating expenses totaling $733,677, compared to $706,839, marking a four percent increase. This increase is attributable primarily to increases in lease operating expenses ($10,988 increase), depletion, depreciation and amortization ($25,462 increase), executive and director compensation ($63,466 increase), bad debt expense (60,161 increase), professional fees ($171,033 increase), and impairment expense ($34,250 increase). These items were partially offset by decreases in mineral exploration costs ($135,768 decrease) and general and administrative expense ($206,754 decrease).

During the year ended August 31, 2011 the Company recognized a $109,936 gain on the sale of assets compared to $-0- in 2010, and recorded interest expense of $255,956 compared to $-0- in 2010.

We posted losses of $810,295 for the year ending August 31, 2011 compared to losses of $706,839 for the year ended August 31, 2010, an increase of $103,456 (a 15 percent increase).

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties once acquired.

Purchase of Significant Equipment

During the year ended August 31, 2011 we purchased fixed assets in the amount of $69,995. Additionally, we purchased oil and gas pumping and support equipment in the amount of $73,468.

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

Going Concern

Our auditors have included an explanatory paragraph in their report regarding concerns about our ability to continue as a going concern in the consolidated financial statements for the year ended August 31, 2011. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through August 31, 2011 have incurred losses of $2,213,234 since our inception. During this period, we have successfully raised $1,189,300 from our S-1 offering and subsequent private placements. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 27, 2013

Consolidated Balance Sheets as at August 31, 2011 and 2010

Consolidated Statements of Operations for each of the years ended August 31, 2011 and 2010 and the period from April 14, 2005 (inception) to August 31, 2011

Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2011 and 2010 and for the period from April 14, 2005 (inception) to August 31, 2011

Consolidated Statements of Cash Flows for each of the years ended August 31, 2011 and 2010 and the period from April 14, 2005 (inception) to August 31, 2011.

Notes to the Consolidated Financial Statements

BLACK HAWK EXPLORATION

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

C O N T E N T S

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Hawk Exploration

We have audited the accompanying consolidated balance sheet of Black Hawk Exploration as of August 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Black Hawk Exploration as of August 31, 2010, were audited by other auditors whose report dated December 3, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Hawk Exploration as of August 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
Sadler, Gibb & Associates, LLC
Salt Lake City, UT
March 1, 2013

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Black Hawk Exploration

Fox Island, WA

We have audited the accompanying consolidated balance sheet of Black Hawk Exploration (the “Company”) as of August 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Hawk Exploration as of August 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP

Houston, Texas

December 3, 2010

BLACK HAWK EXPLORATION

Consolidated Balance Sheets

	August 31, 2011	August 31, 2010

ASSETS
CURRENT ASSETS
Cash	$3,266	$60,420
Trade accounts receivable	31,649	-
Other short-term receivables	51,554	-
Marketable securities, net	43,250	-
Note receivable - related party	35,000	-
Prepaid expenses	19,193	-

Total Current Assets	183,912	60,420

FIXED ASSETS, Net	61,078	-

OTHER ASSETS
Mineral properties	536,914	350,171
Oil and gas properties (full-cost method)	149,300	-
Support equipment	73,467	-
Total Other Assets	759,681	350,171
Accumulated depreciation, depletion, and amortization	(12,238)	-
Total Other Assets, net	747,443	350,171

TOTAL ASSETS	$992,433	$410,591

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION

Consolidated Balance Sheets (Continued)

	August 31,2011	August 31,2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,091	$12,800
Related party payable	42,350	-
Accrued interest payable	10,553	-
Customer deposits	70,000	-
Convertible notes payable, net	333,784	-

Total Current Liabilities	467,778	12,800

NON-CURRENT LIABILITIES
Asset retirement obligation	32,147	-

Total Non-Current Liabilities	32,147	-

TOTAL LIABILITIES	499,925	12,800

STOCKHOLDERS’ EQUITY
Common stock, 300,000,000 shares authorized at par value of $0.001; 63,581,721 and 60,488,993 shares issued and outstanding, respectively	63,581	60,489
Additional paid-in capital	2,668,853	1,740,241
Accumulated other comprehensive loss	(7,500)	-
Deficit accumulated during the exploration stage	(2,232,426)	(1,402,939)

Total Stockholders’ Equity	492,508	397,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$992,433	$410,591

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION

Consolidated Statements of Operations

	For the Years Ended
	August 31,
	2011	2010

REVENUES	$69,402	$-

OPERATING EXPENSES

Mineral exploration costs	100,795	236,563
Lease operating expenses	10,988	-
Depletion, depreciation and amortization	25,462	-
Executive and director compensation	63,466	-
General and administrative	91,826	294,580
Bad debt expense	60,161	-
Professional fees	346,729	175,696
Impairment of assets	34,250	-

Total Operating Expenses	733,677	706,839

NET LOSS FROM OPERATIONS	(664,275)	(706,839)

OTHER INCOME (EXPENSES)

Gain on sale of assets	109,936	-
Interest expense	(275,148)	-

Total Other Income (Expense)	(165,212)	-

LOSS BEFORE INCOME TAXES	(829,487)	(706,839)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(829,487)	$(706,839)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,233,721	59,851,985

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION

Consolidated Statements of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity

Balance August 31, 2009	59,201,428	59,201	687,099	$-	(696,100)	50,200

Common stock issued for cash	770,588	771	654,229	-	-	655,000

Common stock issued for purchase of mineral property	250,000	250	249,750	-	-	250,000

Common stock issued for services	266,977	267	149,163	-	-	149,430

Net loss for the year ended August 31, 2010	-	-	-	-	(706,839)	(706,839)

Balance, August 31, 2010	60,488,993	60,489	1,740,241	-	(1,402,939)	397,791

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION

Consolidated Statements of Stockholders’ Equity (Continued)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Exploration	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity

Balance, August 31, 2010	60,488,993	60,489	1,740,241	-	(1,402,939)	397,791

Common stock issued for cash and warrants	2,272,728	2,272	432,728	-	-	435,000

Common stock issued for mineral property lease costs	100,000	100	14,900	-	-	15,000

Common stock issued for prepaid services	720,000	720	107,280	-	-	108,000

Compensation expense recognized on stock options granted	-	-	27,088	-	-	27,088

Beneficial conversion feature of convertible notes payable	-	-	346,616	-	-	346,616

Unrealized loss on available-for-sale marketable securities	-	-	-	(7,500)	-	(7,500)

Net loss for year ended August 31, 2011	-	-	-	-	(829,487)	(829,487)

Balance, August 31, 2011	63,581,721	$63,581	$2,668,853	$(7,500)	$(2,232,426)	$492,508

The accompanying notes are an integral part of these consolidated financial statements

BLACK HAWK EXPLORATION

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(829,487)	$(706,839)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion expense	25,461	-
Bad debt expense	60,161	-
Expenses paid on behalf of the Company by related parties	350	-
Impairment of assets	34,250	-
Common stock issued for services	-	149,430
Compensation expense on warrants granted	27,088	-
Amortization of discounts on notes payable	80,400	-
Changes in operating assets and liabilities:
Accounts receivable	(143,364)	-
Other current assets	88,807	12,029
Accounts payable and accrued expenses	8,844	12,800
Customer deposits	30,000	-

Net Cash Used in Operating Activities	(617,490)	(532,580)

INVESTING ACTIVITIES
Purchase of fixed assets	(69,995)	-
Purchase of support equipment	(87,640)	-
Purchase of oil and gas leases	(215,262)	-
Purchase of mineral properties	-	(75,000)
Capitalized costs on oil and gas properties	(55,584)	-
Capitalized costs on mineral properties	(171,743)	-
Proceeds from the sale of oil and gas leases	111,387	-
Proceeds from the sale of support equipment	14,173	-

Net Cash Used in Investing Activities	(474,664)	(75,000)

FINANCING ACTIVITIES
Proceeds from notes payable	1,200,000	-
Repayment of notes payable	(600,000)	-
Proceeds from related-party notes	1,000	-
Payments on related-party notes	(1,000)	-
Common stock issued for cash	435,000	655,000

Net Cash Provided by Financing Activities	1,035,000	655,000

NET INCREASE (DECREASE) IN CASH	(57,154)	47,420
CASH AT BEGINNING OF PERIOD	60,420	13,000

CASH AT END OF PERIOD	$3,266	$60,420

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	August 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$10,970	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:

Unrealized loss on marketable securities	$7,500	$-
Common stock issued for mineral property costs	$15,000	$250,000
Common stock issued for prepaid services	$108,000	$-
Beneficial conversion feature on convertible debt	$446,615	$-
Sale of mineral properties for marketable securities	$40,000	$-
Purchase of oil and gas properties for notes payable	$42,000	$-
Sale of oil and gas properties for non cash assets	$80,000	$-
Reclassification of prepaid to mineral property	$-	$21,471

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Black Hawk Exploration (“the Company”) was incorporated in Nevada on April 14, 2005, to engage in the acquisition, exploration and production of oil and gas and mineral properties.

On August 11, 2009, the Company formed Blue Lithium Energy, Inc. a wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop lithium properties in the United States and Canada.

On December 8, 2009 the Company formed Golden Black Hawk, Inc., a second wholly-owned subsidiary under the laws of the State of Nevada to acquire, explore and develop gold properties in the United States and Canada.

NOTE 2 – GOING CONCERN

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less. “The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At August 31, 2011 and 2010, the Company’s bank deposits did not exceed the insured amounts.”

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

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Properties

Acquisition Costs - The costs of acquiring mineral properties are capitalized and amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned. Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

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

Exploration and Development Costs - Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Impairment of Mineral Rights - The Company reviews mineral rights for indicators of impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The capitalized amounts may be written-down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. If the review indicates that the carrying amount of the asset may not be fully recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows. During the years ended August 31, 2011 and 2010, the Company recorded impairment to mineral rights of $-0- and $-0-, respectively.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations. During the years ended August 31, 2011 and 2010 the Company recognized net gains on the sales of certain oil and gas properties in the aggregate amounts of $109,936 and $-0-, respectively.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations,” are amortized using the units-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. Previously, under certain specific conditions, companies could elect to use subsequent prices for determining estimated future cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at August 31, 2011, are excluded from the units-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis. For the year ended August 31, 2011, the Company recognized $8,922 of depletion expense related to oil and gas production.

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of August 31, 2011, no impairment has been recorded in connection with the full cost ceiling test calculation.

Revenue Recognition - Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Impairment of Oil and Gas Properties - The Company reviews oil and gas leases for indicators of impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. During the years ended August 31, 2011 and 2010, the Company recorded impairment to oil and gas properties of $-0- and $-0-, respectively.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of recorded assets and liabilities are considered to approximate their fair value due to their short-term nature. Marketable securities are remeasured at each reporting period based on quoted prices in active markets.

Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

As of August 31, 2011, the Company’s financial instruments consist of cash. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were 4,285,714 such common stock equivalents outstanding as of August 31, 2011.

	For the Years Ended
	August 31,
	2011	2010
Loss (numerator)	$(810,295)	$(706,839)
Shares (denominator)	63,233,721	59,851,985
Per share amount	$(0.01)	$(0.01)

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

The Company reports its investments in marketable securities under the provisions of ASC 320, Investments in Debt and Equity Securities. All the Company’s marketable securities are classified as “available for sale” securities, as the market value of the securities are readily determinable and the Company’s intention upon obtaining the securities was neither to sell them in the short term nor to hold them to maturity. Pursuant to ASC 320, securities which are classified as “available for sale” are recorded on the Company’s balance sheet at fair market value, with the resulting unrealized holding gains and losses excluded from earnings and reported as other comprehensive income until realized.

The Company evaluates securities for other-than-temporary impairment at least on a yearly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to the length of time and amount of the loss relative to cost, the nature and financial condition of the issuer and the ability and intent of the Company to hold the investment for a time sufficient to allow any anticipated recovery in fair value. Pursuant to ASC 320-5, other than temporary impairment losses are recorded as impairment expense in the statement of operations during the period in which the impairment is determined. The Company recognized other-than-temporary impairment to marketable securities in the amount of $34,250 and $-0- during the years ended August 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – NON-TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

Notes Receivable - Related Parties

On February 1, 2011 the Company sold a 100 percent working interest with an undivided 81.5 percent net revenue interest in various oil and gas leases to a related party for $80,000. The consideration was to be paid in cash and shares of the purchasing entity’s common stock. The Company received 250,000 shares of the purchaser’s common stock, valued at $0.18 per share, being the market price on the date of sale. These shares represented a payment to the Company in the amount of $45,000. The remaining $35,000 cash payment remains unpaid as of August 31, 2011. This amount has been classified as a note receivable – related party in the Company’s financial statements. The note bears no interest, has no specific payment terms, and is due on demand.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 4 – NON-TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE (CONTINUED)

Other Short-Term Receivables

During the year ended August 31, 2011 the Company paid $64,850 to a third party entity for certain drilling services to be rendered. An additional $148,407 was paid to the third party on the Company’s behalf by other entities. The third party made various payments for lease extensions and drilling services on the Company’s behalf totaling $153,095. Subsequent to August 31, 2011 the third party has made no additional payments on the Company’s behalf. Therefore, the Company elected to fully allow for the remaining $60,161 receivable, as collection was deemed by the Company to be unlikely. Consequently, the Company recorded bad debt expense in the amount of $60,161 for the year ended August 31, 2011.

During the year ended August 31, 2011 the Company sold a 70 percent working interest in certain oil and gas leases to a third party for total consideration of $284,361. As of August 31, 2011 the Company has received cash payments on this amount totaling $84,000. In addition, the purchaser has made $148,407 in cash payments to third-party vendors and land owners for lease extensions on the Company’s behalf. As of August 31, 2011, a total of $51,554 of this receivable remained uncollected. This amount is deemed by the Company to be fully collectible.

NOTE 5 – MARKETABLE SECURITIES

During the year ended August 31, 2011 the Company received marketable securities as consideration for the sale of mineral properties and oil and gas leases. The Company’s marketable securities are classified as “available for sale” because it is managements’ intent neither to sell them in the short-term nor to hold them until maturity. All of the Company’s available for sale securities are equity securities. Accordingly, the Company originally records the shares at the market value of the shares on the contracted sale date. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income (Loss) and as a separate component of stockholder’s equity. Realized gains and losses and other-than-temporary impairments are included in earnings.

Marketable Securities-Available for Sale are as follows:

Balance, August 31, 2010	$-

Marketable securities received in sale of mineral properties	40,000
Marketable securities received in sale of oil and gas leases	45,000
Unrealized gains or losses	(7,500)
Other-than-temporary impairment	(34,250)

Balance, August 31, 2011	$43,250

Marketable Securities-Available for Sale	5,750
Marketable Securities-Available for sale-related party	37,500

Balance, August 31, 2011	$43,250

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Loss	Net Market Value

Available-for-sale Securities	$85,000	$-	$(41,750)	$43,250

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 6 – PROPERTY AND EQUIPMENT

Fixed Assets

As of August 31, 2011 and 2010 the Company’s fixed assets consisted of the following:

	2011	2010
Vehicles	69,995	—
Sub Total	69,995	—
Accumulated Depreciation	(8,917)	—
Net	$61,078	$—

Depreciation expense was $8,917 and $-0-, for the years ended August 31, 2011 and 2010, respectively.

Oil and Gas Pumping and Support Equipment

As of August 31, 2011 and 2010 the Company’s oil and gas pumping and support equipment consisted of the following:

	2011	2010
Oil and gas pumping and support equipment	73,467	—
Sub Total	73,467	—
Accumulated Depreciation	(3,316)	—
Net	$70,151	$—

Depreciation expense was $3,316 and $-0-, for the years ended August 31, 2011 and 2010, respectively.

NOTE 7 – MINERAL PROPERTIES

BMP Property

During the year ended August 31, 2009, a geologist engaged by the Company identified and acquired 56 lithium claims in the state of Nevada on behalf of the Company. The titles to these claims were transferred to the Company in November 2009. As of August 31, 2011 and 2010, respectively, the Company has incurred $25,311 and $25,171 of acquisition costs related to the mineral rights of the BMP Property.

Dun Glen Property

On December 10, 2009, the Company entered into a property interest purchase option agreement with an unrelated third-party entity that gave the Company the right to acquire a 100 percent interest in a total of 73 mining claims in Pershing County, Nevada.

The Option Agreement entitled the Company to acquire undivided legal and beneficial interests of up to 75 percent in the claims, free and clear of all liens, charges and claims of others. Considerations for the Option Agreement were as follows:

●	An initial payment of $50,000 and issuance of 250,000 shares of common stock on the effective date. The common shares were issued on February 23, 2010.

●	An additional payment of $25,000 and issuance of 100,000 restricted common shares on or before the first year anniversary of the signing of the agreement.

●	A further payment of $25,000 on or before the second anniversary.

●	Development expenditures on the property of not less than $700,000 on or before the fourth anniversary of the effective date of the agreement.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 7 – MINERAL PROPERTIES (CONTINUED)

Dun Glen Property (Continued)

The Company also assumed an obligation to pay certain third parties an aggregate of $72,500 in 2011 and each year thereafter as part of its option agreements with the seller. As of August 31, 2011 and 2010, respectively, the Company has incurred $460,855 and $325,000 of acquisition costs related to the mineral rights of the Dun Glen property. No impairment was recorded as of August 31, 2011 and 2010.

Utah Potash Claims

On January 24, 2011 the Company purchased the mineral rights to 640 acres of land in San Juan County, Utah at a price of $79.29 per acre, for an aggregate cost of $50,748.

In March 2011 the Company agreed to sell a 60 percent interest in these same mineral rights to a related party for $50,000 in cash, and 250,000 shares of the purchaser’s common stock, which were valued at an aggregate of $40,000 on the sale date. As of August 31, 2011 the Company has received $30,000 of the cash portion of the sales price and 250,000 shares of common stock valued at $40,000 for total consideration received of $70,000. The $70,000 in consideration received pursuant to this sales transaction is recorded as a customer deposit, and will remain recorded as such until the terms of the agreement are fully satisfied, the Company receives the remainder of the agreed-upon consideration, and the title to the property transfers to the purchaser.

NOTE 8 – OIL AND GAS PROPERTIES

On October 27, 2010, the Company entered into an agreement with Tiger Oil & Energy, Inc., a related party, to purchase a 100 percent working and net revenue interest in 13 oil and gas leases located in Cowley County, Kansas covering approximately 2,553 acres of land. The Company paid $193,980 to acquire the leases and the related support equipment. An additional $40,000 was paid as finder’s fees associated with the purchase. Of the aggregate purchase price of $233,980, $213,274 was applied to oil and gas properties, and the remaining $20,246 was applied to support equipment. Under the lease agreement, the Company agreed to pay for 100 percent of the approved costs and expenses incurred in connection with rework of specific wells on the leased property.

On February 1, 2011 the Company agreed to sell a 100 percent working and net revenue interest in three leases to a related-party. The consideration for this sale was $80,000, to be paid in the form of a $35,000 promissory note, and 250,000 shares of the buyer’s common stock, which was valued at the market rate of $0.18 per share on the date of the sale. Collectively, these three leases had a cost basis of $35,988, plus an additional $867 in capitalized exploration costs at the time of sale. The excess of sales price over the total cost basis of the leases was $43,147, which the Company recorded as a reduction to oil and gas properties.

On April 13, 2011 the Company agreed to sell a 70 percent working interest and 76 percent net revenue interest in eight leases to an unrelated third-party. The consideration for this sale was to be $284,361. Of this amount, the Company received $84,400 in cash, and a total of $148,407 was paid directly to Company creditors by the purchaser. The remaining $51,554 was determined to be uncollectible and written-off as bad debt expense during the year ended August 31, 2011.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 8 – OIL AND GAS PROPERTIES (Continued)

On June 10, 2011 the Company repurchased a 30 percent working interest and revenue interest in three oil and gas leases from a related-party. The consideration for the purchase was $42,000, executed in the form of a note payable to the seller. The note does not accrue interest and is due on demand. As of August 31, 2011, the entire balance of the note remains unpaid and outstanding.

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $8,922 and $-0- during the years ended August 31, 2011 and 2010, respectively. As of August 31, 2011 and 2010 oil and gas properties consisted of the following:

	August 31, 2011	August 31, 2010
Producing Activities
Proved properties	$149,300	$—
Accumulated depletion	(8,922)	—

Net Oil and Gas Properties	$140,378	$—

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended August 31, 2011 and 2010, the Company paid consulting fees of $144,000 and $113,000, respectively, to a private company that has a common director with the Company.

During the years ended August 31, 2011 and 2010, the Company paid rent of $4,800 and $4,000 to a company with a common director and CEO with the Company.

NOTE 10 – NOTES PAYABLE

On October 19, 2010, the Company issued a note payable with a face value of $600,000 to two unrelated third-party entities. Of this amount, the Company received $500,000 cash. The remaining $100,000 was accounted for as a note discount, and was amortized to interest expense over the six-month life of the note. The Company also entered into a security agreement with its creditors to pledge all of its assets as security for the note. As of August 31, 2011 the Company had amortized the entire $100,000 note discount, leaving a net note balance of $600,000. During the year ending August 31, 2011, the Company made cash payments on the note principal totaling the full $600,000 note principal and interest payments totaling $12,250

On June 3, 2011, the Company issued a convertible note with a face value of$600,000. Of this total, $300,000 was received by the Company on May 16, 2011, with the remaining $300,000 received on June 3, 2012. The note bears interest at a rate of six percent per annum and is due on October 19, 2012. The note maybe converted at the option of the holder into common shares of the Company at $0.14 per share. The proceeds from the convertible note were used to partially satisfy the commitment to repay two secured notes. The terms of the note also entitle the holder to warrants to purchase up to 8,500,000 shares of the Company’s common stock at $0.14 per share.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On October 19, 2009, the Company entered into an equity financing agreement whereby the Company may draw up to $1,000,000 by issuing units at $0.85 per unit with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant exercisable into one common share for two years at $1.05 for the first 12 months and $1.25 for the second 12 months. Under the term of the agreement the Company has the right to call upon funds as needed, subject to approval by the other party to the agreement. On November 20, 2009 the Company made a $200,000 draw against a $1,000,000 Equity Line of Credit financing commitment. The Company has received $600,000 in total draws to date and still has $400,000 available if needed, with funding subject to the sole discretion and approval of the counterparty to the agreement. As of August 31, 2010, the Company has issued 705,882 common shares under the terms of the agreement.

In accordance with the amended consulting agreements dated January 1, 2010 with a related party, the Company agreed to pay consulting fees of $10,000 up front and $6,000 per month, as well as pre approved office expenses of $1,000 through July 2010. The consulting agreement is automatically renewed for a further seven months unless a notice of termination is received. The contract was extend for an additional year, and as of August 31, 2011 the agreements are operating on a month-to-month basis.

On December 1, 2009, the Company entered into an office rent agreement with a related party to pay $400 per month for office space in Nevada. The term of the agreement is on a month by month basis starting December 1, 2009. A deposit of $1,200 was paid upon signing the agreement.

The Company agreed to compensate two of its directors at a rate of $2,000 per month. The agreement is for a term of 12 months commencing on the 1st day of January 2011. The agreement will be automatically renewed for another 12 months unless notice of termination is received 30 days in advance. The Company also agreed to grant a director an option to purchase 200,000 common shares at a price of $0.15 per share for a period commencing April 15, 2011 and expiring on April 14, 2016.

NOTE 12 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At August 31, 2011, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $225,000. The fair value of the liability at August 31, 2011 is estimated to be $32,147 using a risk free rate of 4.81 percent and an inflation rate of two percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	August 31, 2011	August 31, 2010

Balance, beginning of year	$—	$—
Liabilities incurred	98,997	—
Disposal	(71,156)	—
Accretion expense	4,306	—
Balance, end of year	$32,147	$—

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 13 – COMMON STOCK

The Company’s authorized stock consists of 300,000,000 common shares at a par value of $0.001. There were 63,581,721 and 60,488,993 shares of common stock issued and outstanding at August 31, 2011 and 2010, respectively.

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

On March 10, 2010, the Company’s Chief Executive Officer, purchased 12,000,000 shares of common stock in a private transaction with an unrelated third-party stockholder disclosed in a Form 8-K filed by the Company on March 1, 2010. The Chief Executive Officer owns a total of 12,010,000 common shares. The selling shareholder purchased shares in the Company in a private transaction and by multiple private placements disclosed in Form 8-K filings by the Company. The selling shareholder beneficially owns 9,370,588 common shares.

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000. Each unit consisted of one share of common stock, one Series A warrant to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance, and one Series B warrant to acquire 2,363,638 shares of the Company’s common stock at $0.22 per share for a period of 5 years from the date of issuance. In conjunction with this financing the Company incurred $55,000 in stock offering costs which have been recorded as a reduction to additional paid-in capital.

On December 10, 2010 the Company issued 100,000 shares of common stock as a required payment to maintain certain mineral leases. The stock was valued at $0.15 per share, for a total expense of $15,000.

On January 1, 2011, the Company issued 720,000 shares of common stock for services. The stock was valued at $0.15per share, resulting in an aggregate value of $100,800, based on the market price of the common stock on the date of issuance.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 14 – STOCK OPTIONS AND WARRANTS

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000. Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash. As part of the stock issuance, the Company issued Series A warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and issued Series B warrants to acquire 2,363,638 shares of the Company’s common stock at $0.22 per share for a period of five years from the grant date.

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants granted using the following assumptions below. Based on the fair market value of the warrants, the Company allocated $553,384 of additional paid-in capital to the warrants. Through August 31, 2011 the Company had recognized compensation expense relating to the stock options granted in the amount of $27,088.

On June 3, 2011, the Company issued a convertible note with a face value of $600,000. The terms of the note also entitle the holder to warrants to purchase up to 8,500,000 shares of the Company’s common stock at $0.14 per share for a period of five years from the grant date.

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants granted using the assumptions below. Based on the fair market value of the warrants, the Company recorded$276,692of additional paid-in capital and debt discount which was amortized to interest expense over the life of the note.

Stock Price at Valuation Date	$0.07 to $0.22
Exercise (Strike) Price	$0.14 to $0.22
Dividend Yield	0.00%
Years to Maturity	2.5 to 5.0
Risk-free Rate	0.54% to 2.01%
Volatility	130% to 135%

A summary of the Company’s stock option activity during the years ended August 31, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	No. of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance Outstanding, August 31, 2010	—	—	—	—
Granted	17,363,638	0.22	2.8	3,820,000
Granted	200,000	0.15	5.0	30,000
Granted	8,500,000	0.14	5.0	1,190,000
Expired	—	—	—	—
Exercised	—	—	—
Balance Outstanding, August 31, 2011	26,063,638	$0.19	3.6	$5,040,000
Exercisable, August 31, 2011	26,063,638	$0.19	3.6	$5,040,000

NOTE 15 – INCOME TAXES

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

NOTE 15 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to the net loss before provision for income taxes for the following reasons:

	August 31, 2011	August 31, 2010
Income tax expense at statutory rate	$(282,026)	$(240,325)
Stock-based compensation	39,404	50,806
Beneficial conversion feature	20,811	-
Impairment of assets	11,645	-
Valuation allowance	210,166	189,519
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31, 2011	August 31, 2010
NOL carryover	$759,025	$476,999
Stock-based compensation	(100,400)	(61,066)
Beneficial conversion feature	(20,811)	-
Impairment of assets	(11,645)	-
Valuation allowance	(626,159)	(415,993)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $759,025 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the previous five years remain subject to examination. The Company’s income tax returns in state income tax jurisdictions also remain subject to examination for the previous five years. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to August 31, 2011 the Company issued 1,333,334 shares of common stock to an unrelated third party for cash at $0.15 per share, for total cash proceeds of $200,000.

On August 13, 2012 the Company paid $42,000 to a related-party in order to satisfy in full the Company’s note payable to the related party.

On December 16, 2011 the Company borrowed $25,000 from an unrelated third-party pursuant to a note payable agreement. The note accrues interest at a rate of six percent per annum, and requires the Company to make payments of $483.32 per month. The note has a maturity date of December 16, 2015.

On August 13 2012 the Company borrowed $15,600 from an unrelated third-party pursuant to a note payable agreement. The note accrues interest at a rate of six percent per annum, and requires the Company to make payments of $1,300 per month. The note has a maturity date of August 13, 2013.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), “Modernization of Oil and Gas Reporting.” ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed,” “proved undeveloped” and “probable” crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities (Continued)

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to August 31, 2011 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company’s net proved reserves, including proved developed and proved undeveloped reserves, at August 31, 2011, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	At August 31, 2011	At August 31, 2010
Net Proved Developed Reserves
Crude Oil (Bbls)	17,777	-
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	-	-

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	-	-

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	17,777	-
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	-	-

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at August 31, 2011 and 2010:

	At August 31, 2011	At August 31, 2010
Proved leasehold costs	$-	$-
Costs of wells and development	107,288	-
Capitalized asset retirement costs	27,840	-
Total cost of oil and gas properties	135,128	-
Accumulated depreciation and depletion	(12,238)	-
Net Capitalized Costs	$122,890	$-

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended August 31, 2011 and 2010:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Acquisition of properties
Proved	$4,829	$-
Exploration costs	7,435	-
Development costs	-	-
Net Capitalized Costs	$12,264	$-

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended August 31, 2011 and 2010:

	For the Year Ended August 31, 2011	For the Year Ended August 31, 2010
Crude oil and gas revenues	$69,402	$-
Production costs	(10,988)	-
Depreciation and depletion	(25,462)	-
Results of operations for producing activities, excluding corporate overhead	$32,952	$-

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $82.69/BO crude oil price, and a gas price of $4.23/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010

Future cash inflows	$768,382	$-
Future production and development costs	(145,920)	-
Future income tax and insurance expense	(45,087)	-
Future net cash inflows	577,375	-
10% annual discount for estimated timing of cash flows	(269,584)	-
Standardized measure of discounted future net cash flows	$307,791	$-

BLACK HAWK EXPLORATION

Notes to Consolidated Financial Statements

August 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Beginning of period	$-	$-
Extensions, discoveries and improved recovery	-	-
Revisions of previous estimates	-	-
Purchases of reserves in place	59,250	-
Sales of reserves in place	-	-
Net change in prices and production costs	(2,398)	-
Accretion of discount	27,017	-
Sales of oil and natural gas produced, net of production costs	58,414	-
Changes in estimated future development cost	-	-
Development costs incurred	145,920	-
Net change in income taxes	(22,040)	-
Timing differences and other	41,628	-
End of period	$307,791	$-

Item 9A.	Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of August 31, 2011, management has determined that the Company’s internal control over financial reporting as of August 31, 2011 was not effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As of August 31, 2011, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kevin M. Murphy	Director, President, CEO	66	July 27, 2009
Howard Bouch	Director, Secretary, CFO	69	July 27, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kevin M. Murphy

Mr. Murphy, age 66, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy currently serves as President and CEO of United Potash Corp (UPCO) on the OTC/BB (formerly Utah Uranium Inc.) and as President and Director of Convenientcast Inc.(CVCT) on the OTC/BB(formerly Lone Mountain Mines, Inc.). He is also President and Chairman of the Board of Directors of, a private investment banking firm. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles’s School of Business, and is an Alumni of Sigma Alpha Epsilon.

Howard Bouch

Howard Bouch, age 69, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., (symbol VVDB), Tiger Oil and Energy, Inc. (symbol TGRO), Convenientcast, Inc, (symbol CVCT), Universal Potash Corp. (symbol UPCO) and Black Hawk Exploration symbol BHWX).

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2011, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our two Directors each receive $2,000 a month Compensation for their Board service. In addition, during the year ended August 31, 2011 the Company granted stock options to purchase 200,000 shares of the Company’s common stock at $0.22 per share. The options were valued at $11,839 on the grant date. There has not been any other compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years other than 10,000 common shares each and the compensation listed.

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

On October 19, 2010, the Company issued 2,272,728 units for $0.22 per share for gross proceeds of $500,000. Each unit consisted of its par value $0.001 common stock for $0.22 per share for $500,000 cash. As part of the stock issuance, the Company issued Series A warrants to acquire 15,000,000 shares of the Company’s common stock at $0.22 per share for a period of 30 months from the date of issuance and issued Series B warrants to acquire 2,363,638 shares of the Company’s common stock at $0.22 per share for a period of five years from the date of issuance.

The Company used the Black-Scholes option price model to calculate the fair market value of the warrants using the following assumptions below. Based on the fair market value of the warrants, the Company allocated $468,770 of the total $497,727 of additional paid-in capital to the warrants with the remaining $31,230 being allocated to the common stock. Through August, 2011 the Company had recognized compensation expense relating to the stock options granted in the amount of $27,088.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings and $2,000 in director’s fees or other cash compensation for services rendered as a director in the year ended August 31, 2011.

We have no present formal plan for additionally compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

The following table sets forth, as at December 15, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Kevin M. Murphy 1174 Manitou Dr. NW PO Box 363, Fox Island, WA 98333	12,010,000 common shares	18.89%

Howard Bouch Grove House 13 Low Seaton, Workington Cumbria, England,CA14 1PR UK	10,000 common shares	<1.0%

Wayne Weaver Maison de Grant Rue de L’ Etocquet St. Owen, Jersey Isles	9,370,588 common shares	14.73%

Directors and Executive Officers as a Group	12,020,000 common shares	18.89%

(1)	Based on 63,581,721 shares of common stock issued and outstanding as of August 31, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

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

Audit Fees

The aggregate fees billed by Sadler, Gibb & Associates, LLC and LBB & Associates Ltd., LLP for professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and review of the consolidated financial statements included on our Forms 10-Q, for the fiscal years ended August 31, 2011 and 2010 were approximately $27,000 and 11,480, respectively.

Audit Related Fees

For the fiscal years ended August 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Sadler, Gibb & Associates, LLC and LBB & Associates Ltd., LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were approximately $__ and $5,085, respectively.

Tax Fees

For the fiscal year ended August 31, 2011, the aggregate fees billed by Sadler, Gibb & Associates, LLC for other non-audit professional services, other than those services listed above, totaled $0.

We do not use Sadler, Gibb & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Sadler, Gibb & Associates, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Sadler, Gibb & Associates, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by Sadler, Gibb & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Sadler, Gibb & Associates, LLC’s independence.

Part IV

Item 15.	Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

(10)	Material Contracts

10.1	Securities Purchase Agreements (incorporated by reference from our Form 8K filed October 18, 2010).

10.2	Secured Loan Agreements (incorporated by reference from our Form 8K filed October 18, 2010).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our SB-2 Registration Statement filed January 17, 2006).

(31)	Section 302 Certification

31.1	Certification of Kevin M. Murphy

31.2	Certification of Howard Bouch

(32)	Section 906 Certification

32.1	Certification of Kevin M. Murphy & Howard Bouch

101**	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder’s Equity (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Financial Statements..

**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Hawk Exploration

By:	/s/ Kevin M. Murphy
Kevin M. Murphy, President, CEO

/s/ Howard Bouch
Howard Bouch, Secretary CFO

Date: March 27, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Murphy
Kevin M. Murphy	President, CEO	March 27, 2013

/s/ Howard Bouch	Secretary/CFO	March 27, 2013
Howard Bouch

